Form 10-Q
period 2013-06-30
ROYAL BEES COMPANY, INC.
filed 2013-10-15
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

Or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-179461

ROYAL BEES COMPANY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	90-0589577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Ste 129 Carson City, NV 89706	89706
(Address of principal executive offices)	(Zip Code)

760-613-0041

 (Registrant’s telephone number, including area code)

_________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 7, 2013:   10,855,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Royal Bees Company, Inc.

Balance Sheet

June 30, 2013 (unaudited) and December 31, 2012 (audited)

	2013	2012
ASSETS
Current Assets
Cash in Bank	$-	$-
Inventory	1,138	800
Total Current Assets	1,138	800
Fixed Assets
Vehicles	36,414	36,414
Equipment/Hives	7,521	7,521
(Less) Accumulated Depreciation	(33,910)	(27,089)
Hive construction	28,221	27,197
(less) Accumulated Amortization	(21,827)	(17,242)
Total Fixed Assets	16,419	26,801

Total Assets	$17,557	$27,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable-trade	$4,075	$5,255
Bank overdraft	13	-
Accrued Interest	21,537	16,782
Notes payable	98,657	86,612
Total Current Liabilities	124,282	108,649

Shareholders' Equity
Capital stock, 100,000,000 shares authorized 10,855,000 shares outstanding
	10,855	10,855
Paid-In Capital	19,743	19,743
Retained Earnings	(137,323)	(111,646)
Total Shareholder's equity	(106,725)	(81,048)
Total Liabilities and Shareholders' Equity	$17,557	$27,601

The accompanying footnotes are an integral part of these financial statements

Royal Bees Company, Inc.

Statement of Operations

For the six months ending June 30, 2013 and 2012

	3 months ended June 30,		6 months ended June 30,
	2013	2012	2013	2012

Net sales	$8,263	$15,455	$14,562	$30,963

Cost of goods sold	(5,996)	(6,234)	(12,869)	(12,443)

Gross Profit	2,267	9,221	1,693	18,520

Expenses
Consulting fees	1,919	6,549	1,919	8,435
Professional fees	355	7,098	10,865	14,805
General and Administrative Expenses	4,855	4,182	9,770	10,376
Total expenses	7,129	17,829	22,554	33,616
Net (loss) from operations	(4,862)	(8,608)	(20,861)	(15,096)

Other income and (expenses)
Interest Expense	(2,492)	(1,883)	(4,816)	(3,558)
Total other income and (expense)	(2,492)	(1,883)	(4,816)	(3,558)

Net (loss)	$(7,354)	$(10,491)	$(25,677)	$(18,654)

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average of outstanding shares	10,855,000	10,855,000	10,855,000	10,855,000

The accompanying notes to the financial statements are an integral part of these financial statements

Royal Bees Company, Inc.

Statement of Shareholders' Equity

For the quarters ended June 30, 2013 and 2012

		COMMON		PAID IN	RETAINED
Date	Description	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

6/16/2010	Opening Balance
6/30/2010	Loan contribution - related party	-	-	7,558	-	7,558
8/20/2010	Founders shares issued for cash	10,000,000	10,000	(9,000)	-	1,000
11/8/2010	Shares sold for cash	540,000	540	-	-	540
12/20/2010	Shares sold for cash	305,000	305	30,195	-	30,500
12/27/2010	Shares sold for cash	10,000	10	990	-	1,000
	Loan contribution-related party	-	-	(10,000)	-	(10,000)
	Net Income/Loss	-	-	-	(21,422)	(21,422)
	December 31, 2010	10,855,000	10,855	19,743	(21,422)	9,176

1/1/2011	Balance forward	10,855,000	10,855	19,743	(21,422)	9,176
12/31/2011	Net Income/Loss	-	-	-	(43,748)	(43,748)
		10,855,000	10,855	19,743	(65,170)	(34,572)

1/1/2012	Opening balance	10,855,000	10,855	19,743	(65,170)	(34,572)
3/31/2012	Net Income/Loss	-	-	-	(8,163)	(8,163)
		10,855,000	10,855	19,743	(73,333)	(42,735)
6/30/2012	Net Income/Loss	-	-	-	(10,491)	(10,491)
		10,855,000	10,855	19,743	(83,824)	(53,226)

1/1/2013	Opening balance	10,855,000	10,855	19,743	(111,646)	(81,048)
3/31/2013	Net Income (Loss)	-	-	-	(18,322)	(18,322)
		10,855,000	10,855	19,743	(129,968)	(99,370)
6/30/2013	Net Income (Loss)	-	-	-	(7,354)	(7,354)
		10,855,000	10,855	19,743	(137,322)	(106,724)

The accompanying footnotes are an integral part of these financial statements

Royal Bees Company, Inc.

Statement of Cash Flows

For the period ended June 30, 2013 and 2012

	2013	2012
Cash flows from operations
Net (Loss)	$(25,677)	$(18,654)
Adjustments to reconcile net income to net operating activities

Depreciation	6,821	6,088
Amortization	4,586	3,956
Increase (Decrease) in accounts payable	(1,180)	(2,756)
Increase (Decrease) in accrued interest	4,755	3,558
(Increase) Decrease in prepaid expenses	-	-
Inventory reduction	(3,285)	1,378
Rounding error	-	-
Net cash provided by operations	(13,980)	(6,430)

Investing Activities
Purchase of fixed assets	(819)	(9,000)
Purchase of other assets	(1,116)	(2,024)
Net cash used in investing activities	(1,935)	(11,024)

Financing Activities
Bank overdraft	13	-
Borrowing for working capital	12,045	17,747
Net cash generated by financing activities	12,045	17,747

Increase (decrease) in cash and equivalents	-	293
Cash at the beginning of period	-	3,568
Cash at the end of period	$-	$3,861

Supplemental disclosures to the Statement of Cash Flows
State Franchise tax paid	$-	$-
Interest paid	$-	$-

The accompanying footnotes are an integral part of these financial statements

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of June 30, 2013 and 2012

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Royal Bees Company, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2013, the results of operations and cash flows for the six months ended June 30, 2013 and 2012.  The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report included with Form S-1 and amendments for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period.  Actual results could differ from those estimates.

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

Nature of the business – The Company was incorporated under the laws of the State of Nevada on June 16, 2010. The Company’s primary business is harvesting honey from their beehives as well as renting out their bees to pollinate fields for farmers and other agricultural ventures.

Pervasiveness of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents – For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Inventories – The Company inventories are comprised of honey (raw goods), containers and labels in which to package the honey for sale, and finished goods ready for sale. The Company accounts for its inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis.

Property and Equipment – Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Trucks and trailers	3 years
Hive equipment	5 years
Hive construction	3 years

Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized and amortized over 3-5 years.  Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Loan Fees – Loan fees are stated at cost.  Amortization on loan fees is calculated using the straight-line method over the term of the loans.

Revenue Recognition – Wholesale revenues are recognized when the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Provisions for sales discounts, returns and miscellaneous claims from customers are made at the time of sale.

Income Tax – The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Income (Loss) Per Share  – The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In Basic and Diluted Net Income (Loss) Per Share computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments –  Accounting Standard Codification ASC 825 "Financial  Instruments" codified Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Stock-based compensation ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Issuance of shares for service  – The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS by amending the guidance in ASC 220, Comprehensive Income.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011.  The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements as of June 30, 2013, the company has net accumulated losses since inception of $137,323 and a negative working capital deficiency of $123,144.  These factors raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds through the sale of stock and / or debt and by implementing its business plan, which calls for increasing sales through marketing its existing services to surrounding businesses in the San Diego area and current industry connections.  As sales increase, the Company intends to broaden its target markets. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3:

INVENTORY

The Company inventories are comprised of honey (raw goods), stored in 60- and 24-gallon buckets, containers and labels in which to package the honey for sale, and finished goods ready for sale. The Company accounts for its container inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. The Company accounts for its raw honey by calculating a cost per pound based on the care and feeding of the bees in the off-season.  The cost of producing the honey is recalculated each year.  The cost of finished goods inventory is the cost of the honey (raw goods), container and label (if any) which comprise the finished product.

The Company had no honey yield in 2012 and decreased its hives from 300 to 65. The costs of feeding and maintaining the beehives through their dormant period were capitalized into inventory and will be expensed through cost of goods sold as the new honey yield is harvested and sold. In 2013 the Company supplemented its honey supply and grew its hives from 65 to 300. Some honey was harvested to fill orders. The main harvest of honey will be in September 2013.

As of June 30, 2013 and 2012, the Company had inventory of $1,138 and $2,313, respectively, comprised of the following:

	2013	2012
Raw honey	0	1,228
Capitalized bee costs	665	365
Containers & labels	473	720
Total Inventory	$1,138	$2,313

NOTE 4

PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	Estimated Life	June 30,
		2013	2012
Trucks and trailer	3 years	$36,414	$36,414
Equipment	5 years	$7,521	$7,521
		$43,935	$43,935
Less: accumulated depreciation		(33,910)	(20,268)
		$10,025	$23,667

Hive construction	3 years	$28,221	$24,868
Less: accumulated amortization		(21,827)	(12,823)
		$6,394	$12,045

Depreciation expense for the period ending June 30, 2013 and 2012 was $6,821 and $6,088, respectively.  Amortization expense for the period ending June 30, 2013 and 2012 was $4,586 and $3,956, respectively (see Note 8).

NOTE 5

NOTES PAYABLE

At various times during the periods, the Company found it necessary to borrow funds from a third party to fund the Company.  These notes bear simple interest of 10% and are due and payable December 31, 2013.  As of June 30, 2013 and 2012, Notes payable to a third party total $98,657 and $81,247. The accrued interest on these notes as of June 30, 2013 and 2012 totals $21,537 and $12,580, respectively.

As of June 30, 2013 and 2012, the Company recorded interest expense of $4,816 and $3,558, respectively.

NOTE 6

RELATED PARTY TRANSACTIONS

During the period ended June 30, 2013 and 2012, the Company paid its major shareholder $1,919 and $8,435 for consulting fees and reimbursements for construction materials and office supplies, respectively.

In anticipation of forming the company, the major shareholder contributed $7,558 in construction, hives and other tools. The major shareholder was loaned $10,000 by a third party.  This loan was assumed by the company in the fourth quarter of 2010.  All imputed interest to the company is calculated from the assumption date (see Note 5).

NOTE 7

COMMON STOCK

In August 2010, the company issued 10 million shares of founder’s stock for $1,000 to the majority shareholder.

In 2 subsequent rounds of financing, the company issued 540,000 shares at $.001/share and 315,000 shares at $.10/share for $540 and $31,500 respectively to independent investors.

As of June 30, 2013 and 2012, of the 100,000,000 shares of $.001 par value common stock authorized, there were 10,855,000 common stock shares issued and outstanding.

NOTE 8

REVENUES

The Company generates revenues from sales of honey harvested from its hives, rental of bees, sales of nucs (small clusters of bees with a queen) and swarm removal services.  In accordance with ASC-280-10, the Company uses the management method of reporting its business segment activities.  The segments were grouped by product sales and services to be provided. As of June 30, 2013 and 2012, revenue was generated as follows:

2013	Honey and Bee	Pollination and
	Nuc Sales	Swarm Removal	Total
Revenue	5,442	9,120	14,562
Cost of Sales	(7,166)	(5,703)	(12,869)
Gross Profit	$(1,724)	$3,417	$1,693
Expenses	(13,685)	(13,685)	(27,370)
Net Loss	$(15,409)	$(10,268)	$(25,677)

2012	Honey and Bee	Pollination and
	Nuc Sales	Swarm Removal	Total
Revenue	17,263	13,700	30,963
Cost of Sales	(7,094)	(5,349)	(12,443)
Gross Profit	$10,169	$8,351	$18,520
Expenses	(18,587)	(18,587)	(37,174)
Net Loss	$(8,418)	$(10,236)	$(18,654)

For the period ended June 30, 2013 and 2012, depreciation expense and amortization of hive construction costs were allocated equally between segments.

As of June 30, 2013 and 2012, the Company recorded depreciation expenses of $6,821 and $6,088, respectively.

As of June 30, 2013 and 2012, the Company recorded amortization expenses of $4,586 and $3,956, respectively.

NOTE 9

INCOME TAXES

No provision was made for income tax for the period ended June 30, 2013 and the year ended December 31, 2012. The Company, from the date of inception, has incurred net operating losses for tax purposes of approximately $137,322. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured. A reconciliation between the income taxes computed in the United States is as follows:

	June 30,	December 31,
	2013	2012

Deferred tax asset	58,829	47,829
Valuation allowance	(58,829)	(47,829)
	0%	0%

US federal income tax rate	34.00%
California foreign corporation tax rate	8.84%
	42.84%
Valuation allowance -	(42.84%)
Provision for income tax	0

NOTE 10

SUBSEQUENT EVENTS

After June 30, 2013, related parties and stockholders loaned the company $1,060 for operations.  These loans carry simple interest of 10% and are due and payable December 31, 2013.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported.  The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

We were originally incorporated on June 16, 2010 under the laws of the State of Nevada. Since inception, we have engaged in pollination services and selling honey products.  We have office space at 123 W. Nye Lane, Suite 129, Carson City, NV 89706. Royal Bees currently only requires minimal office space.

We are in the business of providing bee pollination services and harvesting, developing, producing and selling various honey and bee products both wholesale and retail.  Our current market it limited to the San Diego and Bakersfield, California area.  We intend to eventually expand our market area as our operations increase.

Our bee yards or apiaries are located in San Marcos, Escondido and Valley Center, California.  Our website is www.royalbees.com.

In addition to bee pollination services we offer a range of products including bottled honey, wax, pollen, royal jelly, nucs and bee queens.

We currently maintain approximately 164 hives which is up from the 65 hives we had at March 31, 2013.  Through strenuous effort, cautious use of antibiotic and other bee medicines and careful repopulating hives, we were able to significantly increase our bee population.  Although we have yielded about 600 pounds of honey so far in 2013, we had no honey yield for 2012 due to inclement weather.

We rent our hives to local farmers for pollinating their crops.  We lease the hives for $120 per month and our hives are typically leased out for 1 month of the year.  Hive production varies, but a healthy bee colony in California can produce around 150 - 180 pounds of honey each year.  Honey is produced and sold on a retail level, through farmers’ markets, local grocers, and health food stores and to wholesale clients such as breweries.  Asking prices can vary widely, but $5-12 per pound is typical for bottled honey and around $2.50 per pound ($6 per quart) for bulk honey.  Additional honey products include flavored honey, whipped honey, honey butter, honey flavored candies.

We currently make sales online through our website, www.royalbees.com.  We also sell our products to a cosmetic company, Golden State Natural Products, Inc.  Other distribution channels for our products include retail stores, local organic food companies and delivery companies including Naturally to Your Door, Inc., www.naturallytoyourdoor.com, and Organic to You, www.organictoyou.org.

Competition

The market for honey and bee products is highly competitive.  Additionally, since more and more attention is being brought to the subject of healthy eating, consumption and application of organic products, there have been an increasing number of new entrants, honey suppliers and honey packers penetrating the local market.

There is a fierce competition in the pollination industry.  Almond pollination season attracts beekeepers from the entire United States and Australia.  According to the Almond Board of California, about 4,000 commercial beekeepers are bringing their hives for pollination each year.

Some of our competitors include San Luis Rey Apiary, Chaparral Honey, R&E Beekeeping, Julian Honey Company, Cary’s Honey Farms and others.  Many of our competitors sell all or most of their honey wholesale to one or more honey packers or cosmetics companies.

Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do.  We expect that we will continue to face additional competition from new entrants into the market in the future.

Employees

At the present time we have no employees.  Vladimir Lyashevskiy is our sole officer and director and a major shareholder.  Mr. Lyashevskiy will devote such time as required to actively seek a business opportunity for the Company.

Results of Operations – Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

We have experienced losses since inception.  We generated $8,362 in revenues from operations during the three month period ended June 30, 2013 compared to $15,455 for the same period in 2012.  For the three months ended June 30, 2013, our cost of goods sold was $5,996 giving us a gross profit of $2,267 compared to the three months ended June 30, 2012 where our cost of goods sold was $6,234 giving us a gross profit of $9,221.  Our expenses for the three months ended June 30, 2013 were $1,919 in consulting fees, $355 in professional fees, $4,855 in general and administrative expenses and $2,492 in interest expense giving us a net loss of $7,354.  Our expenses for the three months ended June 30, 2012 were $6,549 in consulting fees, $7,098 in professional fees, $4,182 in general and administrative expenses and $1,883 in interest expense for a net loss of $1,883.

Results of Operations – Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

We have experienced losses since inception.  We generated $14,562 in revenues from operations during the six month period ended June 30, 2013 compared to $30,963 for the same period in 2012.  For the six months ended June 30, 2013, our cost of goods sold was $12,869 giving us a gross profit of $1,693 compared to the six months ended June 30, 2012 where our cost of goods sold was $12,443 giving us a gross profit of $18,520.  Our expenses for the six months ended June 30, 2013 were $1,919 in consulting fees, $10,865 in professional fees, $9,770 in general and administrative expenses and $4,816 in interest expense giving us a net loss of $25,677.  Our expenses for the six months ended June 30, 2012 were $8,435 in consulting fees, $14,805 in professional fees, $10,376 in general and administrative expenses and $3,558 in interest expense for a net loss of $15,096.

We generate revenue from sales of honey harvested from our hives, rental of bees, sales of nucs (small clusters of bees with a queen) and swarm removal services.

Because of inclement weather during 2012, we had no honey yield which subsequently reduced our honey sales in 2013 compared to 2012.  Honey sales made during the first six months of 2013 were of honey we had harvested in 2011 and held in inventory and from current honey yield in the first six months of 2013.  We also purchased honey to meet our sales commitments in the first six months of 2013.

For the six months ended June 30, 2013 our revenue was $5,442 in honey and bee nuc sales and $9,120 in pollination and swarm removal services.  For the same period in 2012, honey and bee nuc sales were $17,263 with pollination and swarm removal generating $13,700.

Our expenses for the six months ended June 30, 2013 were significantly reduced from expenses for the same period in 2012.  We attribute our expense reduction for the six months ended June 30, 2013 compared to 2012 to the fact that efforts on our S-1 registration statement were decreased which resulted in lower consulting fees, professional fees and general and administrative expenses.

Liquidity and Capital Resources

We have $-0- cash on hand and $1,138 in inventory along with $36,414 in vehicles, $7,521 in equipment and hives, $28,221 in hive construction.  We have $33,910 in accumulated depreciation and $21,827 in accumulated amortization which results in $17,557 in total assets as of June 30, 2013.  Our liabilities were $124,282 which included $4,075 in accounts payable-trade, $13 in a bank overdraft, $21,537 in accrued interest, and $98,657 in notes payable.

As of June 30, 2013, notes payable to a third party total $98,657 with accrued interest of $21,537.  The notes bear simple interest of 10% and are due and payable on December 31, 2013.

During the period ended June 30, 2013 we paid Mr. Lyashevskiy $1,919 for consulting fees and reimbursements for construction materials and office supplies.

Subsequent to June 30, 2013, related parties and stockholders loaned us $1,060 for operations.  These loans carry simple interest of 10% and are due and payable December 31, 2013.

We expect to continue to re-build our bee and hive population throughout the remainder of the year.  So far, we have increased our hives from 65 at March 31, 2013 to 164 hives as of June 30, 2013.  As of June 30, 2013, we have yielded approximately 600 pounds of honey and anticipate additional yield throughout the season.  We will continue to increase the number of hives through re-population, disease management and careful feeding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2013.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

We filed a registration statement on Form S-1 to register 1,855,000 shares of our common stock held by our existing shareholders.  Our registration statement was declared effective by the Securities and Exchange Commission on August 2, 2013.  We will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BEES COMPANY, INC.

Date: October 10, 2013

By: /s/ Vladimir Lyashevskiy

Vladimir Lyashevskiy, President and Chief Financial Officer