Form 10-Q
period 2013-09-30
ROYAL BEES COMPANY, INC.
filed 2013-11-14
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X.    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

                                       X . Yes          .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     X .  Yes        .  No

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

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         .   Yes    X .  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       .  Yes         .   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2013:   10,855,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

Royal Bees Company, Inc.

Balance Sheet

September 30, 2013 (unaudited) and December 31, 2012 (audited)

	2013	2012
ASSETS
Current Assets
Cash in Bank	$34	$-
Inventory	1,977	800
Total Current Assets	2,011	800
Fixed Assets
Vehicles	36,414	36,414
Equipment/Hives	7,521	7,521
(Less) Accumulated Depreciation	(37,321)	(27,089)
Hive construction	28,406	27,197
(less) Accumulated Amortization	(24,179)	(17,242)
Total Fixed Assets	10,841	26,801
Total Assets	$12,852	$27,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable-trade	$1,413	$5,255
Accrued Interest	24,214	16,782
Notes payable	111,687	86,612
Total Current Liabilities	137,314	108,649

Shareholders' Equity
Capital stock, 100,000,000 shares authorized 10,855,000 shares outstanding
	10,855	10,855
Paid-In Capital	19,743	19,743
Retained Earnings	(155,060)	(111,646)
Total Shareholder's equity	(124,462)	(81,048)
Total Liabilities and Shareholders' Equity	$12,852	$27,601

The accompanying footnotes are an integral part of these financial statements.

Royal Bees Company, Inc.

Statement of Operations

For the three and nine months ending September 30, 2013 and 2012

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$2,599	$15,846	$17,160	$46,808

Cost of goods sold	(6,008)	(7,409)	(18,877)	(19,851)

Gross Profit	(3,409)	8,437	(1,717)	26,957

Expenses
Consulting fees	255	11,475	2,174	19,190
Professional fees	10,368	2,240	21,233	17,046
General and Administrative Expenses	1,027	5,666	10,796	16,761
Total expenses	11,650	19,381	34,203	52,997
Net (loss) from operations	(15,059)	(10,944)	(35,920)	(26,040)

Other income and (expenses)
Interest Expense	(2,678)	(2,077)	(7,494)	(5,635)
Total other income and (expense)	(2,678)	(2,077)	(7,494)	(5,635)

Net (loss)	$(17,737)	$(13,021)	$(43,414)	$(31,675)

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average of outstanding shares	10,855,000	10,855,000	10,855,000	10,855,000

The accompanying footnotes are an integral part of these financial statements.

Royal Bees Company, Inc.

Statement of Cash Flows

For the nine months ended September 30, 2013 and 2012

	2013	2012
Cash flows from operations
Net (Loss)	$(43,414)	$(31,675)
Adjustments to reconcile net income to net operating activities
Depreciation	10,232	9,498
Amortization	6,938	6,116
Increase (Decrease) in accounts payable	(3,842)	(2,756)
Increase (Decrease) in accrued interest	7,433	5,635
Inventory reduction	(1,179)	2,908
Rounding error	-	-
Net cash provided by operations	(23,832)	(10,274)

Investing Activities
Purchase of fixed assets	-	(9,000)
Purchase of other assets	(1,209)	(4,041)
Net cash used in investing activities	(1,209)	(13,041)

Financing Activities
Borrowing for working capital	25,075	19,747
Net cash generated by financing activities	25,075	19,747

Increase (decrease) in cash and equivalents	34	(3,568)
Cash at the beginning of period	-	3,568
Cash at the end of period	$34	$-

Supplemental disclosures to the Statement of Cash Flows
State Franchise tax paid	$-	$-
Interest paid	$-	$-

The accompanying footnotes are an integral part of these financial statements.

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of September 30, 2013 and 2012

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Royal Bees Company, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2013, the results of operations and cash flows for the nine months ended September 30, 2013 and 2012.  The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of September 30, 2013 and 2012

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

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of September 30, 2013 and 2012

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements as of September 30, 2013, the company has net accumulated losses since inception of $155,060 and a negative working capital deficiency of $135,303.  These factors raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds through the sale of stock and / or debt and by implementing its business plan, which calls for increasing sales through marketing its existing services to surrounding businesses in the San Diego area and current industry connections.  As sales increase, the Company intends to broaden its target markets. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

The Company had no honey yield in 2012 and decreased its hives from 300 to 65. The costs of feeding and maintaining the beehives through their dormant period were capitalized into inventory and will be expensed through cost of goods sold as the new honey yield is harvested and sold. In 2013 the Company supplemented its honey supply and grew its hives from 65 to 190. The full harvest of honey was  600 pounds in September 2013.

As of September 30, 2013 and 2012, the Company had inventory of $1,977 and $784, respectively, comprised of the following:

	2013	2012
Raw honey	$535	$-
Capitalized bee costs	1,067	283
Containers & labels	375	501
Total Inventory	$1,977	$784

NOTE 4

PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	Estimated Life	September 30,
		2013	2012
Trucks and trailer	3 years	$36,414	$36,414
Equipment	5 years	7,521	7,521
		43,935	43,935
Less: accumulated depreciation		(37,321)	(27,089)
		$6,614	$16,846

Hive construction	3 years	$28,406	$27,197
Less: accumulated amortization		(24,179)	(17,242)
		$4,227	$9,955

Depreciation expense for the period ending September 30, 2013 and 2012 was $10,232 and $9,498, respectively. Amortization expense for the period ending September 30, 2013 and 2012 was $6,938 and $6,116, respectively (see Note 8).

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of September 30, 2013 and 2012

NOTE 5

NOTES PAYABLE

At various times during the periods, the Company found it necessary to borrow funds from a third party to fund the Company.  These notes bear simple interest of 10% and are due and payable December 31, 2013.  As of September 30, 2013 and December 31, 2012, Notes payable to a third party total $111,687 and $86,612. The accrued interest on these notes as of September 30, 2013 and December 31, 2012 totals $24,214 and $16,782, respectively.

As of September 30, 2013 and 2012, the Company recorded interest expense of $7,494 and $5,635, respectively.

NOTE 6

RELATED PARTY TRANSACTIONS

During the period ended September 30, 2013 and 2012, the Company paid its major shareholder $2,174 and $19,190 for consulting fees and reimbursements for construction materials and office supplies, respectively.

In anticipation of forming the company, the major shareholder contributed $7,558 in construction, hives and other tools in 2010.  The major shareholder was loaned $10,000 for Royal Bees by a third party.  This loan was assumed by the company in the fourth quarter of 2010.  All imputed interest to the company is calculated from the assumption date (see Note 5).

NOTE 7

COMMON STOCK

In August 2010, the company issued 10 million shares of founder’s stock for $1,000 to the majority shareholder.

In two subsequent rounds of financing, the company issued 540,000 shares at $.001/share and 315,000 shares at $.10/share for $540 and $31,500 respectively to independent investors.

As of September 30, 2013 and 2012, of the 100,000,000 shares of $.001 par value common stock authorized, there were 10,855,000 common stock shares issued and outstanding.

NOTE 8

REVENUES

The Company generates revenues from sales of honey harvested from its hives, rental of bees, sales of nucs (small clusters of bees with a queen) and swarm removal services.  In accordance with ASC-280-10, the Company uses the management method of reporting its business segment activities.  The segments were grouped by product sales and services to be provided. As of September 30, 2013 and 2012, revenue was generated as follows:

2013	Honey and Bee	Pollination and
	Nuc Sales	Swarm Removal	Total
Revenue	$8,041	$9,120	$17,161
Cost of Sales	(10,292)	(7,409)	(17,701)
Gross Profit	(2,251)	1,711	(540)
Expenses	(21,437)	(21,437)	(42,874)
Net Loss	$(23,688)	$(19,726)	$(43,414)

2012	Honey and Bee	Pollination and
	Nuc Sales	Swarm Removal	Total
Revenue	$33,108	$13,700	$46,808
Cost of Sales	(11,717)	(8,134)	(19,852)
Gross Profit	21,391	5,566	26,957
Expenses	(29,316)	(29,316)	(58,632)
Net Loss	$(7,925)	$(23,750)	$(31,675)

For the period ended September 30, 2013 and 2012, depreciation expense and amortization of hive construction costs were allocated equally between segments.

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of September 30, 2013 and 2012

As of September 30, 2013 and 2012, the Company recorded depreciation expenses of $10,232 and $9,498, respectively.

As of September 30, 2013 and 2012, the Company recorded amortization expenses of $6,938 and $6,116, respectively.

NOTE 9 - INCOME TAXES

No provision was made for income tax for the period ended September 30, 2013 and the year ended December 31, 2012. The Company, from the date of inception, has incurred net operating losses for tax purposes of approximately $155,060. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured. A reconciliation between the income taxes computed in the United States is as follows:

	September 30,	December 31,
	2013	2012

Deferred tax asset	66,428	47,829
Valuation allowance	(66,428)	(47,829)
	0%	0%

US federal income tax rate	34.00%
California foreign corporation tax rate	8.84%
	42.84%
Valuation allowance -	(42.84%)
Provision for income tax	0

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

We currently maintain approximately 190 hives which is up from the 65 hives we had at March 31, 2013 and 164 hives we had at June 30, 2013.  Through strenuous effort, cautious use of antibiotic and other bee medicines and careful repopulating hives, we were able to significantly increase our bee population.  Although we have yielded about 600 pounds of honey so far in 2013, we had no honey yield for 2012 due to inclement weather.  We anticipate additional honey yield through the balance of 2013.

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

Results of Operations – Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We have experienced losses since inception.  We generated $2,599 in revenues from operations during the three month period ended September 30, 2013 compared to $15,846 for the same period in 2012.  For the three months ended September 30, 2013, our cost of goods sold was $6,008 giving us a gross loss of $3,409 compared to the three months ended September 30, 2012 where our cost of goods sold was $7,409 giving us a gross profit of $8,437.  Our expenses for the three months ended September 30, 2013 were $255 in consulting fees, $10,368 in professional fees, $1,027 in general and administrative expenses and $2,678 in interest expense giving us a net loss of $17,737.  Our expenses for the three months ended September 30, 2012 were $11,475 in consulting fees, $2,240 in professional fees, $5,666 in general and administrative expenses and $2,077 in interest expense for a net loss of $13,021.

Results of Operations – Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

We have experienced losses since inception.  We generated $17,160 in revenues from operations during the nine month period ended September 30, 2013 compared to $46,808 for the same period in 2012.  For the nine months ended September 30, 2013, our cost of goods sold was $18,877 giving us a gross loss of $1,717 compared to the nine months ended September 30, 2012 where our cost of goods sold was $19,851 giving us a gross profit of $26,957.  Our expenses for the nine months ended September 30, 2013 were $2,174 in consulting fees, $21,233 in professional fees, $10,796 in general and administrative expenses and $7,494 in interest expense giving us a net loss of $43,414.  Our expenses for the nine months ended September 30, 2012 were $19,190 in consulting fees, $17,046 in professional fees, $16,761 in general and administrative expenses and $5,635 in interest expense for a net loss of $31,675.

We generate revenue from sales of honey harvested from our hives, rental of bees, sales of nucs (small clusters of bees with a queen) and swarm removal services.

Because of inclement weather during 2012, we had no honey yield which subsequently reduced our honey sales in 2013 compared to 2012.  Honey sales made during the first nine months of 2013 were of honey we had harvested in 2011 and held in inventory and from current honey yield in the first nine months of 2013.  We also purchased honey to meet our sales commitments in the first nine months of 2013.  For the period ended September 30, 2013, we have yielded about 600 pounds of honey.  We anticipate additional yield through year end 2013.

For the nine months ended September 30, 2013 our revenue was $8,041 in honey and bee nuc sales and $9,120 in pollination and swarm removal services.  For the same period in 2012, honey and bee nuc sales were $33,108 with pollination and swarm removal generating $13,700.

Our expenses for the nine months ended September 30, 2013 were significantly reduced from expenses for the same period in 2012.  We attribute our expense reduction for the nine months ended September 30, 2013 compared to 2012 to the fact that efforts on our S-1 registration statement were decreased which resulted in lower consulting fees, professional fees and general and administrative expenses.

Liquidity and Capital Resources

We have $34 cash on hand and $1,977 in inventory along with $36,414 in vehicles, $7,521 in equipment and hives, $28,406 in hive construction.  We have $37,321 in accumulated depreciation and $24,179 in accumulated amortization which results in $10,841 in total assets as of September 30, 2013.  Our liabilities were $137,314 which included $1,413 in accounts payable-trade, $24,214 in accrued interest, and $111,687 in notes payable.

As of September 30, 2013 and 2012, notes payable to a third party total $111,687 and $83,247 with accrued interest of $24,214 as of September 30, 2013 and $14,566 as of December 31, 2012.  The notes bear simple interest of 10% and are due and payable on December 31, 2013.

As of September 30, 2013 and 2012, we recorded interest expense of $7,494 and $5,635 respectively.

During the period ended September 30, 2013 and 2012, we paid Mr. Lyashevskiy $2,174 and $19,190 for consulting fees and reimbursements for construction materials and office supplies.

In anticipation of forming the company, Mr. Lyashevskiy contributed $7,558 in construction, hives and other tools in 2010.  Mr. Lyashevskiy was loaned $10,000 for Royal Bees by a third party.  This loan was assumed by the Company in the fourth quarter of 2010.  All imputed interest to the Company is calculated from the assumption date.

We expect to continue to re-build our bee and hive population throughout the remainder of the year.  So far, we have increased our hives from 65 at March 31, 2013 to 164 hives as of June 30, 2013 to 190 hives at September 30, 2013.  As of September 30, 2013, we have yielded approximately 600 pounds of honey and anticipate additional yield throughout the season.  We will continue to increase the number of hives through re-population, disease management and careful feeding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2013.

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

ROYAL BEES COMPANY, INC.

Date: November 14, 2013

By: /s/ Vladimir Lyashevskiy

Vladimir Lyashevskiy, President and Chief Financial Officer