Form 10-K
period 2013-12-31
ROYAL BEES COMPANY, INC.
filed 2014-02-13
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-179461

ROYAL BEES COMPANY, INC.

(Name of small business issuer in its charter)

Nevada	90-0589577
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

123 West Nye Lane, Ste 129

Carson City, NV  89706

(Address of principal executive offices)

Issuer’s telephone number: 760-613-0041

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not currently listed on any exchange.    There was not an active market and no trading volume during fiscal 2013, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 3, 2014 is deemed to be $-0-.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 3, 2014
Common Stock, $.001 par value	10,855,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

Business Development

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

We currently maintain approximately 205 hives which is up from the 65 hives we had at December 31, 2012 and 164 hives we had at June 30, 2013.  Through strenuous effort, cautious use of antibiotic and other bee medicines and careful repopulating hives, we were able to significantly increase our bee population.  We only yielded about 800 pounds of honey in 2013, and we had no honey yield for 2012 due to inclement weather.  We anticipate a growing honey yield in 2014, barring inclement weather or other conditions which may affect the bee colonies.

We rent our hives to local farmers for pollinating their crops.  We lease the hives for $120 per month and our hives are typically leased out for 1 month of the year.  Hive production varies, but a healthy bee colony in California can produce around 150 - 180 pounds of honey each year.  Honey is produced and sold on a retail level, through farmers’ markets, local grocers, and health food stores and to wholesale clients such as breweries.  Asking prices can vary widely, but $9-12 per pound is typical for bottled honey and around $3.33-$4 per pound  for bulk honey.  Additional honey products include flavored honey, whipped honey, honey butter, honey flavored candies.

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

Principal Products or Services and Their Markets

Pollination

Our main service is bee pollination.  According to Agricultural Marketing Resource Center’s report published March 2012, there is an increased demand for crop pollination services due to shortage of honeybee supply.  US Department of Agriculture reports California as the largest producer of agricultural products with tree nuts being the top export at $3.1 billion in 2008.    We estimate that more than 1.6 million bee hives will be required each year to pollinate California’s almonds.  The California Field Office of the USDA’s National Agricultural Statistics Service reported an estimated 810,000 acres of California almonds in 2008.  Typically, commercial beekeepers rent two or more hives per acre to adequately pollinate 70 – 120 tress found on each acre.

Almond is not the only culture which requires bees for pollination.  With more than 100 crops in California requiring pollination to reproduce, flower or yield, honeybees are in high demand as the most efficient of all pollinators.

Natural cross-pollination can be difficult in areas where land development has eliminated the natural habitat of pollinating insects, and widespread disease among bee colonies has increased the demand for “bees for rent.”

We currently charge $120 per hive for the 4 to 6 week bee pollination service period, typically from February until March.  We deliver hives to the requested location for almond pollination services where they stay during the blooming season which typically lasts 4 to 6 weeks.

Bees Sales

As a part of our business model, we sell nucs, or Nucleus Colonies which are small honey bee colonies created from larger colonies.  The term refers both to the smaller size box and the colony of honeybees within it.  The name is derived from the fact that a nuc hive is centered around a queen – the nucleus of the honey bee colony.  We also sell queen bees.

Swarm Removal

We offer bee swarm removal services.  We charge a flat fee of $100 plus travel if outside our immediate area, for swarm removal if the bees are outside the building structure or simply hanging from an object such as a tree or near a pool, waterfall or a pond.  Cost for swarm removal from a structure is on a case by case basis.

Swarm removal services are typically rendered from July to October which is the swarming season.

Honey Products

Honey is described as a sweet product created by honey bees and other species, derived from flower nectar.  Honey does not need any more products to be added to it.  It is naturally made and gets it sweetness from monosaccharides fructose and glucose that have about the same sweetness as granulated sugar.  Honey is often used for baking and as a substitute over sugar and other kinds of sweeteners.

Honey has several uses such as for cooks, chefs, dieters and therapists.  Some of the main uses of honey include baking, cooking, bread spreads, tea and food sweetener and skin rejuvenation.  Honey is used in different commercial beverages to make these sweeter.  It is the main ingredient in mead, also called honey beer or honey wine.

The National Honey Report dated June 15, 2012 published by the USDA, Fruit and Vegetable Programs, reported that some beekeepers will run out of honey this year for the first time in 41 years with honey prices edging up with no supply on hand.  In his report to the American Honey Producers Association on January 5, 2012, Ron Phipps delivered the International Honey Market Report and stated that 2012 begins with an international shortage of honey.  Prices for our local honey have nearly doubled in the past three years, reflecting what we believe is a high demand for the product.  Honey produced from the nectar of certain trees, such as tulip poplar, sourwood, and basswood often bring a premium price.  Our market options include farmers’ markets, health food stores, roadside stands and agritourism sites among others.  We will also consider selling our honey in bulk to a honey packer or cosmetics companies dependent on honey for their product development.

We sell bottled honey in varying size jars, 1 lb. glass jar, 1 lb. plastic squeeze jar and 60 lb. pail.  We also sell honey stix and ambrosia, a mixture of honey and bee pollen.  We had a yield of 800 pounds of honey in 2013 and we had no honey yield for the 2012 season due to inclement weather.  Because the bee colonies require feeding and medication, which contribute to the cost of honey, we have capitalized those costs to date. As of December 31, 2013, we have $878 in food, nutrients and medicines for the bees capitalized as Inventory.

Beeswax is another product created by bees that has several functions.  Beeswax is commercially used to create cosmetic products, fine candles and pharmaceutical products.  It is used in furniture and shoe polish.  Beeswax is the base for modeling waxes.  Beeswax can be used as an adhesive material and as an ingredient to moustache wax and hair pomades.  It is also used as a skin product when mixed with oil based creams and petroleum jelly.

Our Operations

Beekeeping is not a seasonal enterprise, but requires year-round management.  We regularly open each hive to examine the condition of the brood, check food stores, look for signs of disease and pests and perform various hive maintenance tasks.  Every other spring the queen is replaced.

While some inspections can be brief, it is important that the hive be examined in a timely manner throughout the year.  Swarming, which greatly reduces hive strength, is most often associated with overcrowding in the hive.  To avoid swarming and mites infestation, we work year-round to maintain quality hives to insure the premium price during the pollination services.

We collect honey during the honey season which is typically March through July.  The collection period varies each year and heavily depends on weather conditions.  Collecting honey is achieved by using smoke from a bee smoker to pacify the bees.  The frames with sealed honeycombs are removed from the hives and the honey is extracted from that, using a honey extractor.  The honey is then filtered and put into 55 gallon barrels from which is it bottled into container and jars.  It takes from one to two months from extracting honey from the frames to finally bottling it into jars.

Flavors of honey depend on the nectar source.  Mono-floral, in demand honeys such as buckwheat, star thistle, sour-wood, tulip poplar, clover, orange, lavender, and tupelo generally command higher prices.  Most of our honeys are orange, buckwheat and avocado.  We never process, treat or expose our honeys to heat ensuring all the active living enzymes and antioxidants are intact.  Our honey comes in its pristine form directly from the hive.

Government Regulation

We are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulation applied to businesses, such as payroll taxes on the state and federal levels. In general, our beekeeping activities are subject to local business licensing requirements. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online service industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

ITEM 1A.  RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following.

Our Auditor Has Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

These financial statements included with this registration statement have been prepared on a going concern basis. We have a working capital deficiency of $32,601, and have accumulated a retained deficit of $174,612 since inception as of December 31, 2013. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. The Company as of December 31, 2013, has funded its initial operations through the issuance of shares of capital stock and loans from related parties in the amount of $153,968.  Management plans to continue to provide for its capital needs by the issuance of common stock and advances from shareholders. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

We Have a Limited Operating History.

We have a limited operating history and cannot predict if we will be successful in pursuing our business.  We commenced operations as Royal Bees Company, Inc. on June 16, 2010 and only have two years of operations.  We have not yet generated a profit from our business and may not be able to ever generate a profit.

The Costs of Being a Public Company are High and Our Officer/Director has no Experience in Running a Public Company.

The costs associated with being a public company include auditing fees, legal fees, filing fees, Director and Officer Insurance and other costs.  These costs will significantly increase our overhead and impact our bottom line.  In order to remain a public company, we will have to comply with the U.S. Securities and Exchange Commission’s rules and regulations which include periodic reporting.  The mandatory compliance and reporting requirements are costly and time consuming.  We estimate that our added costs of being a public company will be approximately $20,000 per year but it may be more.  Further, our officer and director has no prior experience in running a public company.  This lack of experience may impact our ability to remain compliant.

It Is Likely We Will Need Additional Capital To Continue Operations.

We estimate that cash flow from operations will not be sufficient to meet our immediate capital needs for the next twelve months.  Based on our burn rate of approximately $2,000 per month, we may require up to $25,000 of additional capital depending on weather conditions during pollination season.  We also have $123,370 in outstanding loans plus $27.125 in accrued interest which are due and payable on December 31, 2014.  We will need additional capital to pay off these loans unless we can negotiate extensions.  Even with an extension of time to pay off our loans, it is likely we will need to raise additional capital to service our debt.  We are not presently engaged in any capital raising activities but we anticipate we may engage in one or more private offerings of our common stock in the future to raise any needed capital.  We may not be able to attract additional capital at favorable rates and may have to sell additional shares at prices lower than what our current shareholders paid for their shares.  If we are not able to raise additional capital when needed and are unable to meet our capital requirements from current cash flows, our business may fail.

We Engage In Beekeeping Activities Which Involve A High Degree Of Risk.

The beekeeping industry can be significantly affected by any number of conditions.  Pests and disease organisms present significant risk of losing bees and consequently, any honey crops.   Weather and natural disasters such as flood, fire and severe storms can also have a debilitating effect on beehives.  Pesticides are yet another factor that can cause risk to beehives.  Colony collapse disorder or CCD, which is a phenomenological happening can seriously affect our beehives.  These factors can negatively affect our ability to provide pollination services and honey products.

Inclement weather in 2012 severely impacted our operations.

Low temperatures during our peak pollination and honey making season created a situation where the bees did not produce honey.  We had no honey yield for the 2012 season.  As a result of the weather, we reduced our number of bee colonies from 270 to 65 and are in the process of re-building our bee colonies and honey inventory.  During 2013, we had a yield of 800 pounds of honey, and as of December 31, 2013, we have 205 hives. There is no assurance that our 2014 season will be successful with a honey yield.  The weather is unpredictable and can severely impact our operations.

Our Bees May Be Impacted By Pests, Disease Organisms and Pesticides Resulting In A Negative Impact On Our Operations.

Pests such as tracheal mites, Varroa mites and Wax Moths are some of the pests commonly found in beehives which either severely damage a bee colony or entirely wipe out a colony.  American Foulbrood and European Foulbrood diseases are bacterial diseases affecting bee larvae and pupae.  American Foulbrood disease is lethal while bees usually recover from the European Foulbrood disease.  Various pesticides and insecticides used on plants can be harmful to bees resulting in death or transmittal of the poison to the colony.  Our colonies may also be subject to Colony Collapse Disorder, a phenomenological happening wherein the worker bees from a specific beehive suddenly vanish causing the hive to die off.  Although we employ preventative measures and watch our hives closely, any of these risks may impact our hives and our ability to provide pollination services and honey products.

The Competitive Conditions In The Beekeeping Industry Could Increase Our Costs, Reduce Our Revenues And Earnings And Otherwise Adversely Affect Our Results Of Operations And Cash Flows.

The beekeeping industry is very competitive and we will be competing with a broad range of companies who provide similar services and products including, state, regional and local businesses.  Our ability to provide services and products at a competitive price is critical to our continued operations.  Some of our competitors have greater financial resources, more established market positions and better opportunities for pollination contracts and have lower costs of capital, labor and material than us.

Our Business Is Concentrated In A Geographic Area Which Increases Our Exposure To Localized Risks.

We currently provide beekeeping services in the San Diego and Bakersfield, CA area. Our limited geographic diversity means that adverse general economic, weather or other conditions in this market could adversely affect our results of operations and cash flows or our ability to grow our business. Due to our focus on the Southern California area market, we do not yet have the resources or the market knowledge to expand our services and products to other parts of the United States.

Our Growth Strategy To Expand Into New Geographic Areas Poses Risks.

In order to expand our market area we will need to invest in additional hives and associated equipment.  We will also have to find new customers for our pollination services and honey products.  We may not be able to successfully manage the risks of such an expansion, which could have a material adverse effect on our revenues, earnings, cash flows and financial conditions.

We Are Dependent On The Services Of A Certain Key Officer And The Loss Of His Services Could Harm Our Business.

Our success largely depends on the continuing services of our Chairman and Chief Executive Officer, Vladimir Lyashevskiy.  Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Mr. Lyashevskiy possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of him as a key employee could harm our operations, business plans and cash flows.

We May Encounter a Conflict of Interest.

Our sole officer and director and majority shareholder, Vladimir Lyashevskiy controls the operations and business decisions of the company.  This could create a conflict of interest between Mr. Lyashevskiy and the company.  There is no assurance that conflicts can be avoided or decided in the best interest of the company and its minority shareholders.

Our Growth Requires Additional Capital, Which May Not Be Available.

The beekeeping industry requires significant expenditures for equipment, supplies, bee replenishment and hives.  In order to execute our growth strategy, we anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through public or private debt or equity financings, bank borrowings or from strategic alliances or joint ventures. We may not be successful in obtaining additional funds in a timely manner or favorable terms or at all.  If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our growth strategies or reduce capital expenditures and the size of our operations and as a result may experience a material adverse affect on our business, results of operations and cash flows.

Our Business, Revenues, Earnings And Cash Flows May Be Adversely Affected By Adverse Weather Conditions Or Natural Disasters.

Adverse weather conditions, such as extended periods of rain, and natural disasters, such as hurricanes, tornadoes, floods and fires, can cause damage to hives. To the extent that natural disasters or adverse weather events occur, our business and results may be adversely affected. To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our revenues, earnings and cash flows may be adversely affected.

The Penny Stock Rules Could Restrict the Ability of Broker-Dealers to Sell Our Shares Having a Negative Effect on Our Offering.

The SEC has adopted penny stock regulations which apply to securities traded over-the-counter. These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser’s written consent to the transaction. If a market for our common stock does develop and our shares trade below $5.00 per share, it will be a penny stock. Consequently, the penny stock rules will likely restrict the ability of broker-dealers to sell our shares and will likely affect the ability of purchasers in the offering to sell our shares in the secondary market. Trading in our common stock will be subject to the “penny stock” rules. Due to the thinly traded market of these shares investors are at a much higher risk to lose all or part of their investment. Not only are these shares thinly traded but they are subject to higher fluctuations in price due to the instability of earnings of these smaller companies. As a result of the lack of a highly traded market in our shares investors are at risk of a lack of brokers who may be willing to trade in these shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not currently own any property.  We utilize office space in the residence of our President at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not currently listed on any exchange and there was not an active market and no trading volume during fiscal 2013.

Holders

As of February 3, 2014, there were approximately 25 shareholders of record holding 10,855,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2011 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations

Years Ended December 31, 2013 and December 31, 2012

For the year ended December 31, 2013, we had net sales of $17,971 with cost of goods sold at $19,252 for a gross loss of $1,281.  Our expenses included consulting fees of $2,114, professional fees of $37,273, general and administrative expenses of $11,894 and interest expense of $10,404 resulting in a net loss from operations of $(62,966).  For the year ended December 31, 2012, we had net sales of $48,968 with a cost of goods sold at $25,554 for a gross profit of $23, 414. Our expenses included consulting fees of $20,130, professional fees of $24,676, general and administrative expenses of $17,324 and interest expense of $7,760 resulting in a net loss from operations of $(46,476). Our gross honey sales for 2013 were 36.70% of gross sales for 2012. We had a very small remaining inventory to sell in 2013, becase we had no honey yield in 2012 and only 65 hives producing honey to begin the year. Our honey yield per hive was 12.31 pounds in 2013 and -0- in 2012. Our Cost of sales decreased 24.66%, including amortization of capitalized hive construction costs and vehicle and equipment depreciation of $17,317 and $21,283 for the years ended December 31, 2013 and 2012 respectively, primarily because we had many fewer hives to feed, medicate and maintain. Even though our cost of feeding, medicating, maintaining and growing the hives increased by 46.88%, we increased our hives from 65 at December 31, 2012 to 205 at December 31, 2013. Our professional fees increased by 51% due to  additional compliance filings, and our general and administrative expenses decreased by 31.35%.

Our sales decreased 63.3% in 2013 as compared to 2012, this was a result of no honey yield in 2012, a small honey inventory remaining at  December 31, 2012,  and drastically reduced hives and  honey production in 2013. We started out 2012 with 270 hives. We ended with 65 hives and no honey yield. We started out 2013 with 65 hives and small amounts of honey inventory. We ended 2013 with 205 hives and a yield of 800 pounds of honey, which we completely sold out of as of December 31, 2013. Barring inclement weather or other unforeseen circumstances which could affect hive colonies, we anticipate a healthy honey yield for 2014.

Years Ended December 31, 2012 and December 31, 2011

For the year ended December 31, 2012, we had net sales of $48,968 with cost of goods sold at $25,554 for a gross profit of $23,414.  Our expenses included consulting fees of $20,130, professional fees of $24,676, general and administrative expenses of $17,324 and net interest expense of $7,760 resulting in a net loss from operations of ($46,476). For the year ended December 31, 2011, we had net sales of $25,361 with cost of goods sold at $19,347 for a gross profit of $6,014.  Our expenses included consulting fees of $6,542, professional fees of $16,814, general and administrative expenses of $20,352, and net interest expense of $6,055 and interest income of $1, resulting in a net loss from operations of ($43,748).     Consulting fees were paid to our sole officer and director for his services and expertise in beekeeping.

Our sales increased 93.1% in 2012 as compared to 2011; this was a result of increased honey production of 2011.

Liquidity and Capital Resources

We have $216 cash on hand with $878 in current inventory.  Our fixed assets less accumulated depreciation and amortization consist of vehicles, equipment and hives for 11,957 for total assets of $13,051.  Our liabilities include accounts payable-trade of $6,570, accrued interest of $27,125, and long term notes payable of $123,370 for $157,065 in total liabilities.

A various times the Company found it necessary to borrow funds from a third party to continue operations.  These notes bear simple interest of 10% and are due and payable December 31, 2014.  As of December 31, 2013 and 2012, notes payable to a third party total $123,370 and $86,612 respectively.  The accrued interest on these notes as of December 31, 2013 and 2012 was $10,343 and $16,782 respectively.

As of December 31, 2013 and 2012, the Company recorded interest expense of $10,404 and $7,760 respectively.

During the period ended December 31, 2013 and 2012, the Company paid our sole officer/director and major shareholder $2,114 and $20,130 for consulting fees and reimbursements for construction materials and office supplies.

At the beginning of 2012, we had 270 hives and anticipated continued growth in honey production and honey sales.  However, inclement weather severely impacted our bee’s ability to produce honey.  There was no honey yield in 2012.  We sold our 2011 honey inventory during 2012 and capitalized on the tightened honey marketplace to maximize sales to both wholesale and retail customers.  At December 31, 2012 we had 65 hives. At December 31, 2013, we had 205 hives, due to meticulous and careful feeding and medicating the bees. We are still in the process of feeding and medicating the bee colonies to continue to build our colonies. We do not have any secured creditors and do not anticipate using any of our assets to secure credit at the present time.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current debt obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Our internal liquidity is provided by our operations. The Company is dependent on additional funding to adequately implement its growth plan. The Company will seek capital investment, through private placement of its common stock or through debt arrangement. The Company has historically received temporary debt arrangements from a shareholder to bridge temporary cash needs, however the shareholder has no obligation to continue this arrangement.

We estimate that cash flow from operations will not be sufficient to meet our immediate capital needs for the next twelve months and we will seek additional funding through loans or equity sales.  Based on our burn rate of approximately $2,000 per month we may require up to $25,000 of additional capital depending on weather conditions during pollination season.  We also have $123,370 in outstanding loans and $27.125 in accrued interest that are due and payable on December 31, 2014.  We will need additional capital to pay off these loans unless we can negotiate extensions.  Even with an extension of time to pay off our loans, it is likely we will need to raise additional capital to service our debt.  We are not presently engaged in any capital raising activities but we anticipate we may engage in one or more private offerings of our common stock in the future to raise any needed capital.  We may not be able to attract additional capital at favorable rates and may have to sell additional shares at prices lower than what our current shareholders paid for their shares.  If we are not able to raise additional capital when needed and are unable to meet our capital requirements from current cash flows, our business may fail.

The capital resources of the company are limited from a cash perspective and the company has not established any lines of credit with any banks, however it will consider doing so to fund operations until significant capital is obtained. In the event a supplier or lender requires additional credit to obtain equipment or other business supplies, our officer and director is willing to extend their credit to accomplish the purchase.

The Company’s management and Board discussed and decided that, while the expansion of its business provides the benefits of diversification and support along with additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of expanding. Accordingly, the Company’s Board and management decided to undertake the filing of an S-1 Registration Statement with the Securities and Exchange Commission to register the current issued and outstanding shares to make an investment in the Company more attractive to future potential investors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2013 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Vladimir Lyashevskiy and Director	49	President, Secretary, Treasurer	June 16, 2010

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

On June 16, 2010, Vladimir Lyashevskiy was appointed President, Secretary, Treasurer and Director of the Company.

Vladimir Lyashevskiy.  Mr. Lyashevskiy founded VVL Construction in 2003 and continues to work in the construction industry in southern California.  Mr. Lyashevskiy started beekeeping as a hobby which quickly grew into a full time job.  In May of 2009, he registered Royal Bees Company in California and he now supervises the Company’s apiary of about 65 hives that service the San Diego and Bakersfield, California areas providing commercial pollination as well as selling honey to local residents and businesses.   Mr. Lyashevskiy comes from seven generations of bee keepers.  He has operated several businesses in his career and has a strong understanding of the bee keeping industry and honey and honey related products.  He has hands on practical experience in running and growing a bee keeping business and has vast connections with other bee keepers, honey producers, marketing sources and orchard growers.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2013, 2012 and 2011. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vladimir Lyashevskiy Sole Officer	2013	-0-	-0-	-0-	-0-	-0-	-0-	2,114(1)	2,114
	2012	-0-	-0-	-0-	-0-	-0-	-0-	20,130(1)	20,130
	2011	-0-	-0-	-0-	-0-	-0-	-0-	6,542(1)	6,542

(1)

We paid Mr. Lyashevskiy $2,114 in 2013, $20,130 in 2012 and $6,542 in 2011 for consulting fees and reimbursements for construction  materials and office supplies.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 3, 2014, the number and percentage of the 10,855,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Vladimir Lyashevskiy(1)	10,000,000	92.12%

Common	All Executive Officers and Directors as a Group	10,000,000	92.12%

(1)

Officer and director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Vladimir Lyashevskiy to conduct our activities at no charge.

Certain Business Relationships

None.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Royal Bees Company, Inc. annual financial statement and review of financial statements included in Royal Bees Company’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $21,500 for fiscal year ended 2013 and $12,500 for fiscal year ended 2012.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Royal Bees Company Inc.’s financial statements that are not reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2013 and $575 for fiscal year ended 2012.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

* Incorporated by reference. Filed as exhibit to S-1 Registration Statement filed February 10, 2012.

** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(i)

Reports on Form 8-K

None.

(ii)

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BEES COMPANY, INC.

Date: February 11, 2014	/s/ Vladimir Lyashevskiy
Vladimir Lyashevskiy
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2014	/s/ Vladimir Lyashevskiy
Vladimir Lyashevskiy
Director

To the Board of Directors and Shareholders

Royal Bees, Inc

San Diego, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Royal Bees, Inc. as of December 31, 20113, and 2012 and the related statements of operations, statement of shareholders’ deficit and cash flows for the years ending December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Bees, Inc. as of December 31, 2013 and 2012, and, the results of operations, statement of shareholders’ deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 2 to the financial statements, the Company has incurred net losses since inception, a retained deficit of $175,000 and no working capital, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ R.R. Hawkins and Associates International, a PC

January 31, 2014

Los Angeles, CA

Royal Bees Company, Inc.

Balance Sheet

For the years ended December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets
Cash in Bank	$216	$-
Accounts receivable	-	-
Inventory	878	800
Total Current Assets	1,094	800
Fixed Assets
Vehicles	36,414	36,414
Equipment/Hives	7,521	7,521
(Less) Accumulated Depreciation	(36,654)	(27,089)
Hive construction	29,005	27,197
(less) Accumulated Amortization	(24,329)	(17,242)
Total Fixed Assets	11,957	26,801
Total Assets	$13,051	$27,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable-trade	$6,570	$5,255
Accrued Interest	27,125	16,782
Total Current Liabilities	33,695	22,037
Long Term Liabilities
Notes payable	123,370	86,612
Total Long Term Liabilities	123,370	86,612
Total Liabilities	157,065	108,649
Shareholders' Equity
Capital stock, 100,000,000 shares authorized
10,855,000 shares outstanding	10,855	10,855
Paid-In Capital	19,743	19,743
Retained Earnings	(174,612)	(111,646)
Total Shareholder's equity	(144,014)	(81,048)
Total Liabilities and Shareholders' Equity	$13,051	$27,601

The accompanying footnotes are an integral part of these financial statements.

Royal Bees Company, Inc.

Statement of Operations

For the years ended December 31, 2013 and 2012

	2013	2012

Net sales	$17,971	$48,968

Cost of goods sold	(19,252)	(25,554)

Gross Profit	(1,281)	23,414

Expenses
Consulting fees-related party	2,114	20,130
Professional fees	37,273	24,676
General and Administrative Expenses	11,894	17,324
Total expenses	51,281	62,130
Net (loss) from operations	(52,562)	(38,716)

Other income and (expenses)
Interest Income	-	-
Interest Expense	(10,404)	(7,760)
Total other income and (expense)	(10,404)	(7,760)

Net (loss)	$(62,966)	$(46,476)

Net loss per share	$(0.01)	$(0.01)

Weighted average of outstanding shares	10,855,000	10,855,000

The accompanying footnotes are an integral part of these financial statements.

Royal Bees Company, Inc.

Statement of Shareholders’ Equity

For the years ended December 31, 2013 and 2012

	Par $.001
	COMMON		PAID IN	RETAINED
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Opening Balance
Loan contribution - related party	-	-	7,558	-	7,558
Founders shares issued for cash	10,000,000	10,000	(9,000)	-	1,000
Shares sold for cash	540,000	540		-	540
Shares sold for cash	305,000	305	30,195	-	30,500
Shares sold for cash	10,000	10	990	-	1,000
Loan contribution-related party	-	-	(10,000)	-	(10,000)
Net Income/Loss	-	-	-	(21,422)	(21,422)
December 31, 2010	855,000	10,855	19,743	(21,422)	9,176

Net Income/Loss	-	-	-	(43,748)	(43,748)
December 31, 2011	855,000	10,855	19,743	(65,170)	(34,572)

Net Income/Loss	-	-	-	(46,476)	(46,476)
December 31, 2012	855,000	10,855	19,743	(111,646)	(81,048)

Net Income/Loss	-	-	-	(62,966)	(62,966)
December 31, 2013	855,000	10,855	19,743	(174,612)	(144,014)

The accompanying footnotes are an integral part of these financial statements.

Royal Bees Company, Inc.

Statement of Cash Flows

For the years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operations
Net (Loss)	$(62,966)	$(46,476)
Adjustments to reconcile net income to net operating activities

Depreciation	9,565	12,909
Amortization of hive construction	7,087	8,374
Increase (Decrease) in accrued interest	10,343	7,760
Increase (Decrease) in accounts payable	1,315	1,215
Inventory	(79)	2,892
Net cash provided by operations	(34,735)	(13,326)

Investing Activities
Purchase of fixed assets		(9,000)
Hive construction	(1,807)	(4,354)
Net cash used in investing activities	(1,807)	(13,354)

Financing Activities
Sale of Stock	-	-
Shareholder contribution	36,758	23,112
Borrowings for purchase of assets	-	-
Net cash generated by financing activities	36,758	23,112

Increase (decrease) in cash and equivalents	216	(3,568)
Cash at the beginning of period	-	3,568
Cash at the end of period	$216	$-

Supplemental disclosures to the Statement of Cash Flows
State Franchise tax paid	$-	$-
Interest paid	$-	$-

The accompanying footnotes are an integral part of these financial statements.

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of December 31, 2013 and 2012

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of December 31, 2013 and 2012

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

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements as of December 31, 2013, the company has net accumulated losses since inception of $174,612 and a negative working capital deficiency of $32,601.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds through the sale of stock and / or debt and by implementing its business plan, which calls for increasing sales through marketing its existing services to surrounding businesses in the San Diego area and current industry connections.  As sales increase, the Company intends to broaden its target markets. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3:

ACCOUNTS RECEIVABLE

As of December 31, 2013 and 2012, the Company had Accounts receivable of $0 and $0, respectively.

NOTE 4:

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

As of December 31, 2013 and 2012, the Company had inventory of $878 and $800

	2013	2012
Raw honey	878	51
Containers & labels	-	749
Total Inventory	$878	$800

The Company had no honey harvest in 2012, due to weather conditions. In 2013, the honey harvest was slim and the Company sold all of its honey inventory. As of December 31, 2013, the raw honey inventory reflects the expenses incurred in feeding and medicating the bees during the dormant season.

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of December 31, 2013 and 2012

NOTE 5

PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

		December 31,
	Estimated Life	2013	2012
Trucks and trailer	3 years	$36,414	$36,414
Equipment	5 years	$7,521	$7,521
		$43,935	$43,935
Less: accumulated depreciation		(36,654)	(27,089)
		$7,281	$16,846

Hive construction	3 years	$29,005	$27,197
Less: accumulated amortization		(24,329)	(17,242)
		$4,676	$9,955

Depreciation expense for the period ending December 31, 2013 and 2012 was $9,565 and $12,909, respectively.  Amortization expense for the period ending December 31, 2013 and 2012 was $7,087 and $8,374, respectively (see Note 9).

NOTE 6

NOTES PAYABLE

At various times during the periods, the Company found it necessary to borrow funds from a third party to fund the Company.  These notes bear simple interest of 10% and are due and payable December 31, 2014.  As of December 31, 2013 and 2012, Notes payable to a third party total $123,370 and $86,612. The accrued interest on these notes as of December 31, 2013 and 2012 was $10,343 and $16,782, respectively.

As of December 31, 2013 and 2012, the Company recorded interest expense of $10,404 and $7,760, respectively.

NOTE 7

RELATED PARTY TRANSACTIONS

During the period ended December 31, 2013 and 2012, the company paid its major shareholder $2,114 and $20,130 for consulting fees and reimbursements for construction materials and office supplies, respectively.

In anticipation of forming the company, the major shareholder contributed $7,558 in construction, hives and other tools.  The major shareholder was loaned $10,000 by a third party.  This loan was assumed by the company in the fourth quarter of 2010.  All imputed interest to the company is calculated from the assumption date (see Note 6).

NOTE 8

COMMON STOCK

In August 2010, the company issued 10 million shares of founder’s stock for $1,000 to the majority shareholder.

In 2 subsequent rounds of financing, the company issued 540,000 shares at $.001/share and 315,000 shares at $.10/share for $540 and $31,500 respectively to independent investors.

As of December 31, 2013 and 2012, of the 100,000,000 shares of $.001 par value common stock authorized, there were 10,855,000 common stock shares issued and outstanding.

NOTE 9

REVENUES

The Company generates revenues from sales of honey harvested from its hives, rental of bees, sales of nucs (small clusters of bees with a queen) and swarm removal services.   In accordance with ASC-280-10, the Company uses the management method of reporting its business segment activities.  The segments were grouped by product sales and services to be provided. As of December 31, 2013 and 2012, revenue was generated as follows:

Royal Bees Company, Inc.

Footnotes to Financial Statements

As of December 31, 2013 and 2012

2013	Honey and Bee Nuc Sales	Pollination and Swarm Removal	Total
Revenue	$8,851	$9,120	$17,971
Cost of Sales	(10,927)	(8,325)	(19,252)
Gross Profit	(2,076)	795	(1,281)
Expenses	(30,843)	(30,842)	(61,685)
Net Loss	$(32,919)	$(30,047)	$(62,966)

2012	Honey and Bee Nuc Sales	Pollination and Swarm Removal	Total
Revenue	$35,268	$13,700	$48,968
Cost of Sales	(14,585)	(10,969)	(25,554)
Gross Profit	20,683	2,731	23,414
Expenses	(34,945)	(34,945)	(69,890)
Net Loss	$(14,262)	$(32,214)	$(46,476)

For 2013 and 2012, depreciation expense and amortization of hive construction costs was allocated equally between segments.

As of December 31, 2013 and 2012, the Company recorded depreciation expenses of $9,565 and $12,909, respectively.

As of December 31, 2013 and 2012, the Company recorded amortization expenses of $7,087 and $8,374, respectively.

NOTE 10 - INCOME TAXES

No provision was made for income tax for the years ended December 31, 2013 and 2012.  The Company, from the date of inception, has incurred net operating losses for tax purposes of approximately $178,612. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured. A reconciliation between the income taxes computed in the United States is as follows:

	2013	2012
Deferred tax asset	76,517	47,351
Valuation allowance	(76,517)	(47,351)

US federal income tax rate	34.00%
California foreign corporation tax rate	8.84%

Valuation allowance -	42.84%
Provision for income tax	(42.84%)

NOTE 11

SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported.  The Management of the Company determined that there were no other reportable subsequent events to be disclosed.