Form 10-Q
period 2014-03-31
ROYAL BEES COMPANY, INC.
filed 2014-05-01
CIK 1540334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
  X.    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.
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

[Missing Graphic Reference]760-613-0041
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 15, 2014:   10,855,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.

Royal Bees Company, Inc.
Balance Sheets

	March 31,	December 31,
ASSETS	2014	2013
	Unaudited	Audited

CURRENT ASSETS
Cash and Cash Equivalents	$216	$216
Inventories	878	878
Total Current Assets	1,094	1,094
Property, plant and equipment, net	9,949	11,957

TOTAL ASSETS	$11,043	$13,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$0	$6,570
Accrued Interest	30,290	27,125
Total Current Liabilities	30,290	33,695

LONG-TERM LIABILITIES
Notes Payable	133,758	123,370
Total Long Term Liabilities	133,758	123,370

TOTAL LIABILITIES	164,048	157,065

STOCKHOLDERS' (DEFICIT)
Common Stock, $001 par value; 100,000,000
shares authorized, 10,855,000 and 10,855,000
issued and outstanding	10,855	10,855
Additional paid-in-capital	19,743	19,743
Accumulated Deficit	(183,603)	(174,612)
Total Stockholders' (Deficit)	(153,005)	(144,014)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$11,043	$13,051

"See Notes to Financial Statements"

Royal Bees Company, Inc.
Statements of Operations

	For the Three Months Ended
	March 31,	March 31,
	2014	2013
	Unaudited	Unaudited

REVENUES	$0	$6,299

OPERATING EXPENSES	0	6,873

GROSS PROFIT	0	(574)

OPERATING EXPENSES:
Professional Fees	3,630	10,510
General & Administrative	2,196	4,915
TOTAL OPERATING EXPENSES	5,826	15,425

NET INCOME(LOSS) FROM OPERATIONS	(5,826)	(15,999)

OTHER INCOME (EXPENSE):
Interest and Penalties Expense	(3,165)	(2,324)

NET INCOME(LOSS) BEFORE
PROVISION FOR INCOME TAXES	(8,991)	(18,323)

Provision for income taxes	0	0

NET INCOME(LOSS)	$(8,991)	$(18,323)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,855,000	10,855,000

"See Notes to Financial Statements"

Royal Bees Company, Inc.
Statements of Cash Flows

	For the Three Months Ended
	March 31,	March 31,
	2014	2013
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(8,991)	$(18,323)

Adjustments to reconcile net income (loss):

Amortization	882	2,293
Depreciation	1,126	3,410

Changes in assets and liabilities:

(Decrease)increase in accrued interest	3,165	2,324
(Decrease)in accounts payable and accrued expenses	(6,570)	0
Total cash flows from operating activities	(10,388)	(10,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0
Total cash flows from investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	10,388	10,296
Total cash flows from financing activities	10,388	10,296

Increase in cash and equivalents	0	0
Cash and cash equivalents at beginning of year	216	0

Cash and cash equivalents at end of year	$216	$0

CASH PAID DURING THE YEAR FOR:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

"See Notes to Financial Statements"

Royal Bees Company, Inc.
Footnotes to Financial Statements
As of March 31, 2014 and 2013

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Royal Bees Company, Inc. (the “Company”) contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2014, the results of operations and cash flows for the three months ended March 31, 2014 and 2013.  The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report included with Form S-1 and amendments for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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
As of March 31, 2014 and 2013

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
As of March 31, 2014 and 2013

NOTE 2
UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements as of March 31, 2014, the company has net accumulated losses since inception of $183,603 and a negative working capital deficiency of $29,196.  These factors raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds through the sale of stock and / or debt and by implementing its business plan, which calls for increasing sales through marketing its existing services to surrounding businesses in the San Diego area and current industry connections.  As sales increase, the Company intends to broaden its target markets. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3 - INVENTORY

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

As of March 31, 2014 and December 31, 2013, the Company had inventory of $878 and $878, respectively, comprised of the following:

	3/31/2014	12/31/2013
Raw honey	$878	$878
Capitalized bee costs	0	0
Containers & labels	0	0
Total Inventory	$878	$878

NOTE 4 - PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	Estimated Life
		3/31/2014	12/31/2013
Trucks and trailer	3 years	$36,414	$36,414
Equipment	5 years	7,521	7,521
		43,935	43,935
Less: accumulated depreciation		(37,780)	(36,654)
		$6,155	$17,281

Hive construction	3 years	$29,005	$29,005
Less: accumulated amortization		(25,211)	(24,329)
		$3,794	$4,676

Depreciation expense for the period ending March 31, 2014 and 2013 was $1,126 and $3,410, respectively. Amortization expense for the period ending March 31, 2014 and 2013 was $882 and $2,293, respectively.

Royal Bees Company, Inc.
Footnotes to Financial Statements
As of March 31, 2014 and 2013

NOTE 5 - NOTES PAYABLE

At various times during the periods, the Company found it necessary to borrow funds from a third party to fund the Company.  These notes bear simple interest of 10% and were due and payable December 31, 2013.  Currently none of these loans are considered in default.  As of March 31, 2014 and December 31, 2013, Notes payable to a third party total $133,758 and $123,370. The accrued interest on these notes as of March 31, 2014 and December 31, 2013 totals $30,290 and $27,125, respectively.

As of March 31, 2014 and 2013, the Company recorded interest expense of $3,165 and $2,324, respectively.

NOTE 6 - COMMON STOCK

In August 2010, the company issued 10 million shares of founder’s stock for $1,000 to the majority shareholder.

In two subsequent rounds of financing, the company issued 540,000 shares at $.001/share and 315,000 shares at $.10/share for $540 and $31,500 respectively to independent investors.

As of March 31, 2014 and 2013, of the 100,000,000 shares of $.001 par value common stock authorized, there were 10,855,000 common stock shares issued and outstanding.

Royal Bees Company, Inc.
Footnotes to Financial Statements
As of March 31, 2014 and 2013

NOTE 7 - INCOME TAXES

No provision was made for income tax for the period ended March 31, 2014 and 2013. The Company, from the date of inception, has incurred net operating losses for tax purposes of approximately $183,603. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured. A reconciliation between the income taxes computed in the United States is as follows:

	March 31,	December 31,
	2014	2013

Deferred tax asset	78,655	74,804
Valuation allowance	(78,655)	(74,804)
	0%	0%

US federal income tax rate	34.00%
California foreign corporation tax rate	8.84%
	42.84%
Valuation allowance -	(42.84%)
Provision for income tax	0

NOTE 8 - SUBSEQUENT EVENTS

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

Results of Operations – Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

We have experienced losses since inception.  We generated $0 in revenues from operations during the three month period ended March 31, 2014 compared to $6,299 for the same period in 2013.  For the three months ended March 31, 2014, our cost of goods sold was $0 compared to the three months ended March 31, 2013 where our cost of goods sold was $6,873 giving us a negative gross profit of $574.  Our expenses for the three months ended March 31, 2014 were $3,630 in professional fees, $2,196 in general and administrative expenses and $3,165 in interest expense giving us a net loss of $8,991.  Our expenses for the three months ended March 31, 2013 were $10,510 in professional fees, $4,915 in general and administrative expenses and $2,324 in interest expense for a net loss of $18,323.

Liquidity and Capital Resources

We have $216 cash on hand and $878 in inventory.   Our liabilities were $164,048 which included $30,290 in accrued interest, and $133,758 in notes payable.

As of March 31, 2014 and December 31, 2013, notes payable to a third party total $133,758 and $123,370 with accrued interest of $30,290 as of March 31, 2014 and $27,125 as of December 31, 2013.  The notes bear simple interest of 10% and were due and payable on December 31, 2013.

As of March 31, 2014 and 2013, we recorded interest expense of $3,165 and $2,324 respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2014.

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

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

ROYAL BEES COMPANY, INC.

Date: May 1, 2014

By: /s/ Vladimir Lyashevskiy
Vladimir Lyashevskiy, President and Chief Financial Officer