Form 10-Q
period 2014-06-30
FITWEISER HOLDINGS, INC.
filed 2014-08-19
CIK 1540334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
  X.    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.
or
     .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-55166

FITWEISER HOLDINGS, INC.
(FORMERLY - ROYAL BEES COMPANY, INC.)
 (Exact name of registrant as specified in its charter)

Nevada	90-0589577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, NV	89108
(Address of principal executive offices)	(Zip Code)

702-373-8615
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2014:   85,855,000

Fitweiser Holdings. Inc.
(Formerly Royal Bees Company, Inc.)

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		19

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)
Balance Sheet

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,074	$63,063
Prepaid expenses	1,500	0
Deposits	12,500	7,500
Total Current Assets	27,074	70,563
Intangible Assets	155,855	0

Total Assets	$182,929	$70,563

Liabilities and Equity

Current liabilities
Accounts payable	$0	$3,015
Related party accounts payable	0	7,500
Accrued expenses	34,000	16,300
Accrued interest	5,170	625
Short term notes payable	220,000	75,000
Total Current Liabilities	259,170	102,440

Commitments and Contingencies – Note 7
Fitweiser Holdings, Inc. Shareholder’s Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 85,855,000 and 500,000 shares issued and outstanding 6/30/14, 12/31/13	85,855	500
Deficit accumulated during development stage	(162,096)	(32,377)
Total Deficit Fitweiser Holdings, Inc.	(76,241)	(31,877)
Total liabilities and deficit	$182,929	$70,563

“The accompanying notes are an integral part of these financial statements”

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)
Statement of Operations

	For the Three months Ended June 30, 2014	For the Six months Ended June 30, 2014	For the period November 14, 2013 (Inception) to June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Operating Expenses	20,165	125,174	156,926

Net Income(Loss) from Operations	(20,165)	(152,174)	(156,926)

Other Income(Expenses)
Interest Expense	(2,670)	(4,545)	(5,170)

Net Income(Loss) from Operations Before Income Taxes	(22,835)	(129,719)	(162,096)

Tax Expense	0	0	0

Net Income(Loss)	(22,835)	(129,719)	(162,096)

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted average number of shares outstanding	78,936,429	76,990,083

“The accompanying notes are an integral part of these financial statements”

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)
Statement of Cash Flows

	For the six months Ended June 30,2014	For the period November 14, 2013 (Inception) to June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(129,719)	$(162,096)
Common stock issued for services	73,500	73,500

(Increase)decrease in other current assets	(6,500)	(14,000)
Increase(decrease) in accounts payable	(3,015)	0
Increase(decrease) in accounts payable related party	(7,500)	0
Increase(decrease) in accrued expenses	17,700	34,000
Increase(decrease) in accrued interest	4,545	5,170
Net cash used in operating activities	(50,989)	(63,426)
Cash flows from investing activities:
Acquisition of intangible assets	(155,855)	(155,855)
Stock issued for assets	0	0
Net cash provided(used) by investing activities	(155,855)	(155,855)
Cash flows from financing activities:
Stock issued for acquisition	10,855	10,855
Proceeds from notes payable	145,000	220,000
Proceeds of sale of common stock	1,000	1,500
Net cash provided(used) by financing activities	156,855	232,355

Increase in cash and equivalents	(49,989)	(13,074)

Cash and cash equivalents at beginning of period	63,063	0

Cash and cash equivalents at end of period	$13,074	$13,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued	$84,355	$0

“The accompanying notes are an integral part of these financial statements”

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

1.	Description of the Company

Description of Development Stage Operations

Fitweiser, Inc. was incorporated on November 14, 2013 in the state of Nevada.  It completed a Share Exchange Agreement with Royal Bees Company, Inc. (Royal Bees), a Nevada corporation wherein Royal Bees exchanged approximately 83 % of its total issued and outstanding common stock for 100% of Fitweiser Inc. issued and outstanding common stock in a tax free exchange on May 28, 2014. The surviving company changed its name to Fitweiser Holdings, Inc. (the “Company”, “We”, “Our”). The Company is a developing stage entity that is engaged in the development and monetization of intellectual property worldwide. The Company’s Intellectual property (IP) portfolio consist of in-process patent applications and an agreement to acquired patents  covering analog and digital wireless communications and telecom, mobile technologies, security strategies and internet search and storage for business, consumer and government clientele. The Company’s patent applications are being developed internally.

Potential applications for our IP include dynamic, interactive and media-rich text, audio, video, and virtual content and systems delivery through landline/cable and wireless broadband, Wi-Fi, Bluetooth, Near Field Communication (NFC) and Rapidly Emerging Technologies, serving multiple industry sectors that can include portable apps used in smart device including cell phones and tablets for user-defined  and offline communications that encompasses networking, input and output permission-base and/or restricted access, authentication, activation, recognition and monitory, demographic targeting, end-user, profiling, audience capturing, aggregation, sit and/or cloud based storage and search.

The Company is exposed to a number of risks during the normal conduct of its business considering its stage in the business life cycle. These risks include, but are not limited to: (1) ) its ability to obtain the capital necessary to fund its operations to a point where the business can generate positive cash flows and become self-sustaining;  (2) its ability to successfully protect intellectual property associated with the Company’s technology and products; and (3) its ability to attract and retain employees with the technical and other capabilities necessary to execute its business plan.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates in the Financial Statements

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Cash and cash equivalents

Cash and cash equivalents may include highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of changes in value due to interest rate, market price, or penalty on withdrawal. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents.

No items of Other Comprehensive Income and Loss

The Company has no items of other comprehensive income loss for the period from November 14, 2013 (inception) to June 30, 2014. Therefore, the net loss as presented in the Company’s Statement Operations equals comprehensive loss.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.
Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  At June 30, 2014, the Company did not have any potentially dilutive common shares.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured. In accordance with FASB ASC Topic 605 Revenue Recognition and Concepts Statement 5, Recognition and Measurement in Financial Statements of Business Enterprises, paragraph 83(b) states that “an entity’s revenue-earning activities involve delivering or producing goods, rendering services, or other activities that constitute its ongoing major or central operations, and revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues”.

Intangible Assets - Patents
Patents include the cost of patents or patent rights (hereinafter, collectively “patents”), obtained from third-parties or obtained in connection with business combinations. Capitalized patent costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, will be capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

Intangible Assets – Short Term Note and Royal Bees Stock
As part of the Share Exchange Agreement with Royal Bees, the Company inherited a short term note for $145, 000 payable in cash no later than May 28, 2015; the annual interest is 6% and is payable at the same time the note is retired, with  interest accrued monthly.  The Company has the option to satisfy the $145, 000 payable with 725,000 shares ($0.20 per share) of post-Merger common stock of the Company.
As part of the Share Exchange Agreement with Royal Bees, the Company received 10,855,000 shares of Royal Bees stock which is valued at $0.001per share.
Impairment of Long-lived Assets.

Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

Fair value is generally estimated using the “Income Approach,” focusing on the estimated future net income-producing capability of the patent portfolios over the estimated remaining economic useful life. Estimates of future after-tax cash flows are converted to present value through “discounting,” including an estimated rate of return that accounts for both the time value of money and investment risk factors. Estimated cash inflows are typically based on estimates of reasonable royalty rates for the applicable technology, applied to estimated market share data. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, strength of the patent portfolio, technology coverage and other pertinent information that could impact future net cash flows.

Business segments
ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments at June 30, 2014 consist principally of short term instruments which are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of these liabilities based on the effective yields of similar obligations. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.
The Company complies with the provisions of ASC No. 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.
 ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, which  are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

 Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

 Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. The Company believes the adoption of ASU 2012-02 will not have a material impact on its consolidated financial statements.
In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which includes bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for our fiscal year beginning January 24, 2013. We do not believe that the adoption of this guidance will have a material impact on our financial statements.

In February 2013, the FASB issued ASU No 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which provides additional disclosure requirements for items reclassified out of AOCI. This guidance is effective for our fiscal year beginning January 24, 2013. We do not believe that the adoption of this guidance will have a material impact on our financial statements.

 In February 2013, the FASB issued Accounting Standards Update No 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update will require an entity to record an obligation resulting from joint and several liability arrangements at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. Additional disclosures about joint and several liability arrangements will also be required. This guidance is effective for the company beginning January 1, 2014, and is to be applied retrospectively for obligations that exist at the date of adoption. We do not believe that the adoption of this guidance will have a material impact on our  financial statements.

In July 2013, the FASB issued ASU n. 2013-11, Presentation of an Unrecognized tax Benefit When a Net Operating Loss Carryfoward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefit (“UTBs”) against deferred tax assets for a loss and re other Carryforward that would apply settlement of the uncertain tax positions. UTBs. ASI 2013-11 is effective for years, including interim periods within those years, beginning after December 15, 2013. We do not believe that the adoption of this guidance will have a material impact on our financial statements.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

3.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has not established any revenue source and has incurred operating losses, and as of June 30, 2014 the Company had a working capital deficit of $232,096 and an accumulated deficit of $162,096. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	6/30/2014	12/31/2013

U.S statutory rate	35%	35%
Less valuation allowance	-0.35%	-0.35%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	6/30/2014	12/31/2013
Deferred tax assets
Net operating losses	$162,096	$32,377
Deferred tax liability	-	-
Net deferred tax assets	48,741	11,332
Less valuation allowance	(48,741)	(11,332)
Deferred tax asset - net valuation allowance	$-	$-

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

The Company has a net operating loss carryover of approximately $162,096 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.
 The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 14, 2013(inception) through June 30, 2014, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

5.	Short Term Note Payable

On November 29, 2013, the company issued an unsecured promissory note payable to an individual for $75, 000. The note payable bears interest at 10 % per annum and all principal and accrued interest is due on December 1, 2014. Since the term of the note payable is less than 12 moths, the entire amount of the principal and accrued interest is presented as a current liability. At June 30, 2014 accrued interest on the note payable is $4,375.

The note payable contains language which indicates that both parties have discussed in principal the terms of a conversion provision to the note payable, but only in the event that both parties execute a separate agreement. Until such an agreement is executed. The note payable is not convertible into common stock of the Company.

On November 15, 2013 the company issued a note for $67,500 in the purchase of assets for its intangible asset portfolio. This note has no stated interest rate and is payable by July 31, 2014.
On May 28, 2014, the company, in a Share Exchange Agreement with Royal Bees Company, Inc. (whereby the surviving entity was Fitweiser Holdings, Inc). took over an unsecured promissory note payable to World Venture for $145,000. The note payable bears interest at 6% per annum and all principal and accrued interest is due on May 28, 2015. Since the term of the note payable is 12 months old, the entire amount of the principal and accrued interest is presented as a current liability. At June 30, 2014 accrued interest on the note payable is $795.

6.	Related Party Transactions

Sale of Common Stock

Upon incorporation, the founder of the Company, who is also the CEO and Chairman, purchased 500,00 shares of the company’s common stock for a total of $500 at a per share cash price of $0.001. On February 18, 2014 Red Rock Servicing purchased 1,000,000 shares of the company’s common stock for a total $1,000 at a per share cash price of $0.001.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Technology Assignment Release Agreement

As discussed in Note 7, the Company has agreed to the terms of a technology assignment agreement with an individual who is the owner of two patent applications which will be treated as purchased intangible assets upon its completion. The technology assignment agreement was originally negotiated by an entity owned by the CEO of the Company, which is a related party. As consideration for negotiating the agreement, and in concert with the Company entering into the technology assignment with the patent application holder, the Company simultaneously entered into a release agreement with the entity owned by the CEO of the Company which released all rights and claims the entity owned by the CEO had to the patent applications. As consideration for the release all rights and claims, the entity owned by the CEO of the company received a non-refundable deposit of $7,500. Additionally, if the Company is able to successfully execute the technology assignments agreement, which is to be completed on or before July 31, 2014, the entity owned by the CEO will receive $67,500 within five business days of the execution of the technology assignment agreement. The entity owned by the CEO of the Company will also receive a royalty and lump-sum payment on the future commercial product sales similar to the seller of the intellectual property. The initial payment of $7,500 was satisfied in January 2014 and is presented as a related party payable on the balance sheet at December 31, 2013.

During January of 2014 the company completed the following related party transactions which were classified as expense by the company.

	Consulting Shares	Cash
	Authorized	Consulting fees
Michael Soriano	7,450,000	500
Steve Tuthill	7,450,000	500
Jason Campidonica	800,000	1,500
Red Rock Servicing	6,450,000	-
John Roserti	150,000	-
Michael Hensley	150,000	50
J. Scott Buono	50,000	50
Harry Tachian	50,000	50
Rudy Campidonica	40,500,000	500
Harry L Langdon	7,450,000	500
Mary O'Hara	3,000,000	500

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Upon the execution of the  May 28, 2014 Share Exchange Agreement with Royal Bees Company, Inc. (RBC), the Company received an additional 10,855,000 shares of common stock valued at $.001/share from RBC shareholders. These shares are in addition to the 75,000,000 existing shares from Fitweiser, Inc. to total 85,855,000 shares of common stock now in Fitweiser Holdings, Inc. Each of the 25 RBC shareholders has 220,000 shares or less, except for the former CEO, Vladimir Lyashevskiy, who has 10,000,000 common shares of Fitweiser Holdings, Inc.

7.	Commitments and Contingencies

None

Technology Assignment Agreement
The Company has agreed to the terms of a technology assignment agreement with an individual who is the owner of two patent applications relating to technology for resistance exercise equipment. The agreement is contingent on the Company executing a first round of financing no later than July 31, 2014. The agreement may be terminated by the owner of the patent application if the financing has no taken place before August 31, 2014. Upon closing of the technology assignment agreement, the Company shall pay cash payment of $50,000 and enter into a five-year consulting service agreement with the owner of the patent applications for support services in developing technology. The consulting service agreement includes time commitment minimums at $150 per hour and contains a performance bonus provision of up to $50,000 based on the first date of production of the primary unit. The Company will also pay a royalty and lump-sum payment to the seller on future commercial product sales.

 ITEM 2.  PLAN OF OPERATIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Description of Business.

The Company is a development stage entity that is engaged in the development and monetization of intellectual property worldwide. The Company's intellectual property (IP) portfolio consists of patent applications and an agreement to acquire patents covering analog and digital wireless communications and telecom, mobile technologies, cyber security and internet search and storage for business, consumer and government clientele. The Company’s patent applications have been developed internally.

Applications for our IP include dynamic, interactive and media-rich text, audio, video and virtual content and systems delivered through landline/cable and wireless broadband, Wi-Fi, Bluetooth, Near Field Communications (NFC) and other Rapidly Emerging Technologies serving multiple industry sectors that can include portable apps used in smart devices including cell phones, tablets, mobile and other devices for user-defined on and offline communications that encompass networking, input and output permission-based and/or restricted access, authentication, activation, recognition and monitoring for end-user demographic profiling and usage capture, audience capturing, data aggregation, interactive personalized targeting, site and/or cloud-based storage and search.

Entities that want to develop their own implementation of the Fitweiser patented or patent pending techniques to support uses that are covered by our patent portfolio for establishing secure or otherwise unique encrypted communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to those entities, will be negotiated based upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

We believe that the market opportunity for our cyber security and other unique software and technology solutions is large and expanding with increasing security requirements for the next generation 4G/LTE Advanced wireless networks and Machine-to-Machine (M2M) communications in various areas. Market sectors will include, but are not limited to government agencies (including Military), healthcare, hospitality, financial services and/or transactions including retail products and services, social networks, local and community services, entertainment, business, home and transportation. We also believe that all 4G/LTE Advanced mobile devices will require additional unique identities to prevent cyber attacks as more users choose wireless for all of their communications, transactions and/or entertainment needs.

Competition

We have identified defined niches that are underserved and believe will embrace our software and technology. At this time, we do not believe that “direct” competition exists because we have identified defined niches that are underserved. However, on a broader basis, we certainly will face competition from firms who focus on wireless communications, internet and/or other emerging technologies that require secure environments and/or applications used in conjunction with cell phones and/or tablets. Therefore, we have identified three companies that we believe are at least in the business of developing significant patent portfolios to be licensed and/or purchased. The companies we have identified within the wireless and/or internet community are Parkervision, VirnetX and Vringo with a brief description of each as was found from public sources on the internet:

ParkerVision (PRKR)
Parkervision is focused on the commercialization of its proprietary RF communication technologies that enable significant advancements in wireless products and services. These technologies are described collectively as Energy Signal Processing™ (ESP). ESP optimally processes RF waveform energy, eliminating costly and inefficient circuit processes inherent in traditional RF designs.

VirnetX (VHC)
The VirnetX portfolio of intellectual property is the foundation of their business model.  They currently own over 45 United States and foreign patents, as well as several pending U.S. and foreign patent applications.  Their patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Their patented methods also have additional applications in operating systems and network security.

Vringo (VRNG)
Vringo, Inc. is engaged in the innovation, development and monetization of mobile technologies and intellectual property. Vringo's patent portfolio consists of 31 patents and applications, 11 of which have been granted. Through a recently completed merger with Innovate/Protect, Vringo owns a portfolio of eight patents acquired from Lycos, Inc. Vringo operates a global platform for the distribution of mobile social applications and services including Facetones® and Video Ringtones which transforms the basic act of making and receiving mobile phone calls into a highly visual, social experience.

Employees

At the present time we have no employees. The Company utilizes consultants and advisors for various tasks as required.

Results of Operations – Three Months Ended June 30, 2014

We have experienced losses since inception.  We generated $0 in revenues from operations during the three month period ended June 30, 2014.  For the three months ended June 30, 2014, our expenses were $20,165 plus accrued interest of $2,670, giving us a net loss for the three months ended June 30, 2014 of $22,835.

Results of Operations – Six Months Ended June 30, 2014

We have experienced losses since inception.  We generated $0 in revenues from operations during the six month period ended June 30, 2014.  For the six months ended June 30, 2014, our expenses were $125,174. Included in this number are legal fees of $18,500. We also had $4,545 accrued interest expense giving us a net loss for the six months ended June 30, 2014 of $129,719.

Liquidity and Capital Resources

We have $13,074 cash on hand. Our liabilities were $259,170 which included $5,170 in accrued interest, and $220,000 in notes payable, and our current assets were $27,074 leaving us with a working capital deficit of $232,096. With our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

 (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2014.

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
None

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January of 2014 the company issued the following securities:

Consulting Shares
Authorized
Michael Soriano	7,450,000
Steve Tuthill	7,450,000
Jason Campidonica	800,000
Red Rock Servicing	6,450,000
John Roserti	150,000
Michael Hensley	150,000
J. Scott Buono	50,000
Harry Tachian	50,000
Rudy Campidonica	40,500,000
Harry L Langdon	7,450,000
Mary O'Hara	3,000,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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

FITWEISER HOLDINGS, INC.
(FORMERLY - ROYAL BEES COMPANY, INC.)

Date: August 19, 2014
By: /s/ Rudy Campidonica

Rudy Campidonica, CEO