Form 10-Q
period 2014-09-30
FITWEISER HOLDINGS, INC.
filed 2014-11-12
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X.    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                   X . Yes          .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                               .  Yes     X .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2014:   85,855,000

Fitweiser Holdings. Inc.

(Formerly Royal Bees Company, Inc.)

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		20

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Balance Sheet

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,075	$63,063
Deposits	20,866	7,500
Total Current assets	22,941	70,563
Intangible Assets	155,855	0
Total Assets	$178,796	$70,563

Liabilities and Equity

Current liabilities
Accounts payable	$0	$3,015
Related party accounts payable	0	7,500
Accrued expenses	48,100	16,300
Accrued interest	9,220	625
Short term notes payable	225,526	75,000
Total Current Liabilities	282,846	102,440

Commitments and Contingencies - Note 7
Fitweiser Holdings, Inc. Shareholder's Deficit

Common Stock, $0.001 par value; 200,000,000 shares authorized, 85,855,000, and 500,000 issued and outstanding 9/30/14, 12/31/13
	85,855	500
Deficit accumulated during development stage	(189,905)	(32,377)
Total Deficit Fitweiser Holdings, Inc.	(104,050)	(31,877)
Total liabilities and deficit	$178,796	$70,563

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Statement of Operations

	For the Three months Ended September 30, 2014	For the Nine months Ended September 30, 2014	For the period November 14, 2013 (Inception)to September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0

Operating Expenses	23,759	148,933	180,684

Net Income(Loss) from Operations	(23,759)	(148,933)	(180,684)

Other Income(Expenses)
Interest Expense	(4,050)	(8,595)	(9,220)

Net Income(Loss) from Operations
Before Income Taxes	(27,809)	(157,528)	(189,904)

Tax Expense	0	0	0

Net Income(Loss)	(27,809)	(157,528)	(189,904)

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted average number
of shares outstanding	85,855,000	71,930,000

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

(A Development Stage Company)

Statement of Cash Flows

	For the nine months Ended September 30, 2014	For the period November 14, 2013 (Inception)to September 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(157,528)	$(189,905)
Common stock issued for services	73,500	73,500

(Increase)decrease in other current assets	(13,366)	(20866)
Increase(decrease) in accounts payable	(3,015)	0
Increase(decrease) in accounts payable related party	(1,974)	5,526
Increase(decrease) in accrued expenses	31,800	48,100
Increase(decrease) in accrued interest	8,595	9,220
Net cash used in operating activities	(61,988)	(74,425)
Cash flows from investing activities:
Acquisition of intangible assets	(155,855)	(155,855)
Stock issued for assets	0	0
Net cash provided(used) by investing activities	(155,855)	(155,855)
Cash flows from financing activities:
Stock issued for acquisition	10,855	10,855
Proceeds from notes payable	145,000	220,000
Proceeds of sale of common stock	1,000	1,500
Net cash provided(used) by financing activities	156,855	232,355

Increase in cash and equivalents	(60,988)	2,075

Cash and cash equivalents at beginning of period	63,063	0

Cash and cash equivalents at end of period	$2,075	$2,075

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

(A Development Stage Company)

Statement of Cash Flows – Continued

	For the Nine months Ended September 30, 2014	For the period November 14, 2013 (Inception)to September 30, 2014
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued	$0	$0

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

1.Description of the Company

Description of Development Stage Operations

Fitweiser, Inc. was incorporated on November 14, 2013 in the state of Nevada.  It completed a Share Exchange Agreement with Royal Bees Company, Inc. (Royal Bees), a Nevada corporation wherein Royal Bees exchanged approximately 83 % of its total issued and outstanding common stock for 100% of Fitweiser Inc. issued and outstanding common stock in a tax free exchange on May 28, 2014. The surviving company changed its name to Fitweiser Holdings, Inc. (the “Company”, “We”, “Our”). The Company is a developing stage entity that is engaged in the development and monetization of intellectual property worldwide. The Company’s Intellectual property (IP) portfolio consist of in-process patent applications and an agreement to acquired patents  covering analog and digital wireless communications and telecom, mobile technologies, security strategies and internet search and storage for business, consumer and government clientele. The Company’s patent applications are being developed internally. The company filed for three patents during the third quarter 2014.

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

The Company is exposed to a number of risks during the normal conduct of its business considering its stage in the business life cycle. These risks include, but are not limited to: (1) its ability to obtain the capital necessary to fund its operations to a point where the business can generate positive cash flows and become self-sustaining; (2) its ability to successfully protect intellectual property associated with the Company’s technology and products; and (3) its ability to attract and retain employees with the technical and other capabilities necessary to execute its business plan.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

2.Significant Accounting Policies

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

No items of Other Comprehensive Income and Loss

The Company has no items of other comprehensive income loss for the period from November 14, 2013 (inception) to September 30, 2014. Therefore, the net loss as presented in the Company’s Statement Operations equals comprehensive loss.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. At September 30, 2014, the Company did not have any potentially dilutive common shares.

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

Impairment of Long-lived Assets.

The company reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

Fair value is generally estimated using the “Income Approach,” focusing on the estimated future net income-producing capability of the patent portfolios over the estimated remaining economic useful life. Estimates of future after-tax cash flows are converted to present value through “discounting,” including an estimated rate of return that accounts for both the time value of money and investment risk factors. Estimated cash inflows are typically based on estimates of reasonable royalty rates for the applicable technology, applied to estimated market share data. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, strength of the patent portfolio, technology coverage and other pertinent information that could impact future net cash flows.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments at September 30, 2014 consist principally of short term instruments which are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of these liabilities based on the effective yields of similar obligations. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

3.Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has not established any revenue source and has incurred operating losses, and as of September 30, 2014 the Company had a working capital deficit of $259,905 and an accumulated deficit of $189,904. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	9/30/2014	12/31/2013
U.S statutory rate	35%	35%
Less valuation allowance	-0.35%	-0.35%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	9/30/2014	12/31/2013
Deferred tax assets
Net operating losses	$189,904	$32,377
Deferred tax liability	-	-
Net deferred tax assets	66,466	11,332
Less valuation allowance	(66,466)	(11,332)
Deferred tax asset - net valuation allowance	$-	$-

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

The Company has a net operating loss carryover of approximately $189,904 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

 The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 14, 2013(inception) through September 30, 2014, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

5.Short Term Note Payable

On November 29, 2013, the company issued an unsecured promissory note payable to an individual for $75, 000. The note payable bears interest at 10 % per annum and all principal and accrued interest is due on December 1, 2014. Since the term of the note payable is less than 12 moths, the entire amount of the principal and accrued interest is presented as a current liability. At September 30, 2014 accrued interest on the note payable is $6,250.

The note payable contains language which indicates that both parties have discussed in principal the terms of a conversion provision to the note payable, but only in the event that both parties execute a separate agreement. Until such an agreement is executed, the note payable is not convertible into common stock of the Company.

On November 15, 2013 the company issued a note for $67,500 in the purchase of assets for its intangible asset portfolio. This note has no stated interest rate and is payable by July 31, 2014. This agreement was extended to pay the entity $17,500 in the event the company closes any new round of debt and/or equity financing of $200,000 or more. Additionally, the company and the entity agreed to extend the July 31, 2014 date to May 28, 2015.

On May 28, 2014, the company, in a Share Exchange Agreement with Royal Bees Company, Inc. (whereby the surviving entity was Fitweiser Holdings, Inc). took over an unsecured promissory note payable to World Venture for $145,000. The note payable bears interest at 6% per annum and all principal and accrued interest is due on May 28, 2015. Since the term of the note payable is 12 months old, the entire amount of the principal and accrued interest is presented as a current liability. At September 30, 2014 accrued interest on the note payable is $2,970.

In the third quarter, Rudy Campidonica, CEO, paid two invoices to two vendors for legal fees on behalf of the company totaling $5,526.00 with the promise by the company to reimburse him by December 31, 2014.

6.Related Party Transactions

Sale of Common Stock

Upon incorporation, the founder of the Company, who is also the CEO and Chairman, purchased 500,00 shares of the company’s common stock for a total of $500 at a per share cash price of $0.001. On February 18, 2014 Red Rock Servicing purchased 1,000,000 shares of the company’s common stock for a total $1,000 at a per share cash price of $0.001.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

In July 2014, the CEO consulting agreement was extended to May 21, 2015. Some provisions are to defer or pay the CEO for his consulting services and health benefits depending on how and when financing can be secured.

In the third quarter, Rudy Campidonica, CEO, paid two invoices to two vendors for legal fees on behalf of the company totaling $5,526.00 with the promise by the company to reimburse him by December 31, 2014.

Technology Assignment Release Agreement

As discussed in Note 7, the Company has agreed to the terms of a technology assignment agreement with an individual who is the owner of two patent applications which will be treated as purchased intangible assets upon its completion. The technology assignment agreement was originally negotiated by an entity owned by the CEO of the Company, which is a related party. As consideration for negotiating the agreement, and in concert with the Company entering into the technology assignment with the patent application holder, the Company simultaneously entered into a release agreement with the entity owned by the CEO of the Company which released all rights and claims the entity owned by the CEO had to the patent applications. As consideration for the release all rights and claims, the entity owned by the CEO of the company received $7,500. Additionally, if the Company is able to successfully execute the technology assignments agreement, which is to be completed on or before July 31, 2014, the entity owned by the CEO will receive $67,500 within five business days of the execution of the technology assignment agreement. This agreement was extended to pay the entity $17,500 in the event the company closes any new round of debt and/or equity financing of $200,000 or more. Additionally, the company and the entity agreed to extend the July 31, 2014 date to May 28, 2015. The entity owned by the CEO of the Company will also receive a royalty and lump-sum payment on the future commercial product sales similar to the seller of the intellectual property. The initial payment of $7,500 was satisfied in January 2014 and is presented as a related party payable on the balance sheet at December 31, 2013.

During January of 2014 the company completed the following related party transactions which were classified as expense by the company. In July 2014, the consulting agreements for Soriano, Tuthill, Jason Campidonica, Red Rock Servicing, Langdon, and O’Hara were extended from January 31, 2015 to May 28, 2015, with some provisions to pay the consultants in stock in the event that the company has not completed a Qualified Round of Financing of $1,500,000 or more by January 31, 2015.

	Consulting Shares	Cash
	Authorized	Consulting fees
Michael Soriano	7,450,000	500
Steve Tuthill	7,450,000	500
Jason Campidonica	800,000	1,500
Red Rock Servicing	6,450,000	-
John Rosati	150,000	-
Michael Hensley	150,000	50
J. Scott Buono	50,000	50
Harry Tachian	50,000	50
Rudy Campidonica	40,500,000	500
Harry L Langdon	7,450,000	500
Mary O'Hara	3,000,000	500

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

7.Commitments and Contingencies

None

Technology Assignment Agreement

The Company has agreed to the terms of a technology assignment agreement with an individual who is the owner of two patent applications relating to technology for resistance exercise equipment. The agreement is contingent on the Company executing a first round of financing no later than July 31, 2014. The agreement may be terminated by the owner of the patent application if the financing has no taken place before August 31, 2014. In July 2014, the company and the individual agreed to extend the July 31, 2014 agreement to May 28, 2015.Upon closing of the technology assignment agreement, the Company shall pay cash payment of $50,000 and enter into a five-year consulting service agreement with the owner of the patent applications for support services in developing technology. The consulting service agreement includes time commitment minimums at $150 per hour and contains a performance bonus provision of up to $50,000 based on the first date of production of the primary unit. The Company will also pay a royalty and lump-sum payment to the seller on future commercial product sales. The company paid the individual $214.00 for a patent application fee in July 2014.

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

We believe that the market opportunity for our cyber security and other unique software and technology solutions is large and expanding with increasing security requirements for the next generation 4G/LTE Advanced wireless networks and Machine-to-Machine (M2M) communications in various areas. Market sectors will include, but are not limited to government agencies (including Military), healthcare, hospitality, financial services and/or transactions including retail products and services, social networks, local and community services, entertainment, business, home and transportation. We also believe that all 4G/LTE Advanced mobile devices will require additional unique identities to prevent cyber-attacks as more users choose wireless for all of their communications, transactions and/or entertainment needs.

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

Results of Operations – Three Months Ended September 30, 2014

We have experienced losses since inception.  We generated $0 in revenues from operations during the three month period ended June 30, 2014.  For the three months ended September 30, 2014, our expenses were $23,759 plus accrued interest of $4,050, giving us a net loss for the three months ended September 30, 2014 of $27,809. Consulting, legal and accounting fees of $17,160 were the largest expenses during this period.

Results of Operations – Nine Months Ended September 30, 2014

We have experienced losses since inception.  We generated $0 in revenues from operations during the nine month period ended September 30, 2014.  For the nine months ended September 30, 2014, our expenses were $148,932. Included in this number are legal fees of $14,874, consulting fees of $41,150 and $73,500 for stock sold less than par value. We also had $8,595 accrued interest expense giving us a net loss for the nine months ended September 30, 2014 of $157,527.

Liquidity and Capital Resources

We have $2,075 cash on hand. Our liabilities were $282,846 which included $9,220 in accrued interest, and $225,526 in notes payable, and our current assets were $22,941 leaving us with a working capital deficit of $232,096. Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2014.

(b)Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 None

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January of 2014 the company issued the following securities:

Consulting Shares
Authorized
Michael Soriano	7,450,000
Steve Tuthill	7,450,000
Jason Campidonica	800,000
Red Rock Servicing	6,450,000
John Rosati	150,000
Michael Hensley	150,000
J. Scott Buono	50,000
Harry Tachian	50,000
Rudy Campidonica	40,500,000
Harry L Langdon	7,450,000
Mary O'Hara	3,000,000

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

Date: November 12, 2014

By: /s/ Rudy Campidonica

Rudy Campidonica, CEO