Form 10-K
period 2014-12-31
FITWEISER HOLDINGS, INC.
filed 2015-03-30
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 0001540334

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

(Exact name of registrant as specified in its charter)

Nevada	90-0589577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive
Las Vegas, Nevada	89108
(Address of principal executive offices)	(Zip Code)

(702) 373-8615

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.001 par value	Name of each exchange on which registered: Over-the-Counter

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      ☐         Accelerated filer  ☐

Non-accelerated filer  ☒            Smaller reporting company ☐

         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 25, 2015, the registrant had 85,855,000 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

ITEM  1.    DESCRIPTION OF BUSINESS

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

ITEM  1A.    RISK FACTORS

An investment in our common stock involves a high degree of risk.  If any of the following events or outcomes actually occurs, our business, operating results and financial condition would likely suffer.

Risks Related to Our Business

We are a development stage company with no revenues.

We are a development stage company with no revenue and do not expect to generate any revenues unless and until after our patent portfolio, or part of it, is commercialized. We do not anticipate launching any new products into the market until late in 2015, at the earliest. We will need to raise additional capital to fund our operations and there can be no assurance that we will be successful in doing so.

We have received a going concern opinion from our auditors.

We have an accumulated deficit and have had negative cash flows from our operations.  Accordingly, we have received a report from our independent auditors in connection with our audited financial statements that include an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  This may negatively impact our ability to obtain additional funding or funding on terms attractive to us.

The Company’s future success is largely dependent on its current management.

Fitweiser Holdings, Inc. has been built by the vision, dedication and expertise of Rudy Camp (“R. Camp”), Dr. Steven Tuthill (“G.S. Tuthill”), Michael A. Soriano (“M.A. Soriano”) and Harry L. Langdon (“H.L. Langdon”).

The success of the Company is dependent upon the continued efforts of these people.  If it became necessary to replace them, it is unlikely new management could be found that would have the same level of knowledge and dedication to the success of this Company.  The loss of the services of these professionals especially in the development of future patents and/or applications would adversely affect the Company’s business.

There may be limited marketability for the Company’s Patents and/or Patent Applications.

While Company management is confident that it will successfully develop, secure, license and/or sell one or more of its patents and/or patent applications to generate revenue, there can be no guarantee or other assurances as to the timing of when the Company will succeed in this endeavor.

Our growth strategy may not be successful.

We intend to expand our operations and our market base.  These operations will be subject to all of the risks inherent in the growth of a new business enterprise, particularly one that operates in a highly competitive industry.  The timing and related expenses of expansion may cause our earnings, if any, to fluctuate.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with growth of a business, including uncertainty as to implementation of our strategies and capabilities, market acceptance of our products and services, our operating and marketing methods, expenses and competition.  We may not be successful in our proposed expanded business activities.

We are operating in both mature and developing markets, and there is uncertainty as to acceptance of our products in these markets.

We have conducted limited marketing activities to date. Thus, we have relatively little information on which to estimate our levels of sales, the amount of revenue we will generate and our operating and other expenses.  There can be no assurance that we will be successful in our efforts to directly market our products or to develop markets in the manner we contemplate.

There are economic and general risks relating to business.

The success of our activities is subject to risks inherent in business generally, including demand for products and services, general economic conditions, changes in taxes and tax laws and changes in governmental regulations and policies.

Our management has voting control of the Company and can effectively control the Company’s affairs.

Our management has voting control of the Company.  As a result, they are able to control matters requiring approval by the Company’s shareholders, including the election of members of the board of managers and the approval of mergers, acquisitions or other extraordinary transactions.  Our management may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.    The persons investing in any offering, therefore, cannot expect to elect the members of management of the Company or directly control its policies or operations.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the Broadband Wired and Wireless Communications Technology industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  These efforts and expenditures are necessary to establish market share and, ultimately, to generate revenues. If another company offers better products or technologies, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

If our patents and intellectual property rights do not provide us with the anticipated market protections, our competitive position, business, and prospects will be impaired.

We will rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our patents and/or patent applications are for entirely new technologies and are valid, enforceable and valuable.  However, Third parties may make claims of invalidity with respect to our patents and such claims could give rise to material costs for defense and divert resources away from our other activities.  If our patents and/or patent applications are shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we may suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would likely be an adverse impact on our business prospects.

We are subject to outside influences beyond our control, including new legislation that could adversely affect our licensing and enforcement activities and have an adverse impact on the execution of our business plan and/or associated intellectual properties.

Our licensing and enforcement activities are subject to numerous risks from outside influences, including new legislation, regulations and rules related to obtaining or enforcing patents.  As an example, the U.S. recently enacted sweeping changes to the United States patent system including changes that transition the United States from a “first-to-invent” to a “first to file” system and that alter the processes for challenging issued patents.  Therefore, to the extent that we are unable to secure patent protection for our future technologies and/or our current patents or patent applications, are challenged such that some or all of our protection is lost, we may suffer adverse effects to our ability to offer unique products and technologies.  As a result, there could be an adverse impact on any financial position we may have moving forward and hinder our ability to execute our business plan.

Because our common stock will likely be considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is considered a “penny stock” on the OTC Bulletin Board as it currently trades for less than $5 per share.  The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future.

We have never paid dividends and have no current plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operations of our business.

Indemnification of officers and directors.

While the members of our Board of Directors and our officers (collectively, the “Directors and Officers”) are generally accountable to us and our stockholders, the liability of the Directors and Officers to us, our stockholders and third parties is limited in certain respects under applicable state law and our Articles of Incorporation and Bylaws, as in effect in the date hereof.  Further, we have agreed or may agree to indemnify our Directors and Officers against liabilities not attributable to certain limited circumstances.  Such limitation of liability and indemnity may limit rights which our stockholders would otherwise have to seek redress against the Directors and Officers.

ITEM  2.    DESCRIPTION OF PROPERTY

Our current Company headquarters are at 5348 Vegas Drive, Las Vegas, Nevada 89108.  The Company pays $129.00 annually for virtual office space at that location.  At the business address the Company is provided with mail privileges, office space, conference rooms and other business amenities on a per use cost basis.  Management believes the virtual office arrangement is sufficient to meet the business needs of the Company until its business operations expand.

ITEM  3.    LEGAL PROCEEDINGS

There are no claims, actions, suits, proceedings or investigations that are currently pending or, to our knowledge, threatened by or against us, or with respect to our operations or assets, by or against any of our officers, directors or affiliates.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fiscal years covered by this report.

PART II

ITEM  5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no “established trading market” for our shares of common stock. Our stock is not traded on any exchange or listed on any listing service.  Management does not expect any established trading market to develop unless and until we acquire a trading symbol and have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

 RECORD HOLDER

There is only one class of common stock.  As of December 31, 2014, there were approximately 36 shareholders of record for the Company's common stock and a total of 85,855,000 shares of common stock issued and outstanding as of December 31, 2014

DIVIDENDS

Holders of shares of common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

RECENT SALES OF UNREGISTERED SECURITIES AND DESCRIPTION OF REGISTRANT’S SECURITIES TO BE REGISTED

In connection with the Share Exchange, the Company issued a total of 75,000,000 unregistered shares of common stock to a total of eleven persons in exchange for 100% of the issued and outstanding shares of Fitweiser. The shares were issued pursuant to the exception from registration set forth in Section 4(2) of the Securities Act of 1933.   Our Articles of Incorporation authorize us to issue 200,000,000 shares of capital stock, par value $0.001 per share, all designated as common stock.

Common Stock

The holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of shareholders.  Shares of common stock do not carry cumulative voting rights and, therefore, a majority of the shares of outstanding common stock will be able to elect the entire board of directors and, if they do so, minority shareholders would not be able to elect any persons to the board of directors. Our bylaws provide that a majority of the issued and outstanding shares of the Company constitutes a quorum for shareholders’ meetings, except with respect to certain matters for which a greater percentage quorum is required by statute or the bylaws.

Shareholders of the Company have no preemptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation of the Company, the shares of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities.

Holders of common stock are entitled to receive such dividends, as the board of directors may from time to time declare out of funds legally available for the payment of dividends.  The Company seeks growth and expansion of its business through the reinvestment of profits, if any, and does not anticipate that it will pay dividends in the foreseeable future.

Authority to Issue Stock

The directors have the authority to issue the authorized but unissued shares of common stock without action by the shareholders.  The issuance of such shares would reduce the percentage ownership held by current shareholders.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Results of Operations 2013-2014

Analysis of the calendar years ended December 31, 2013 through calendar years ended December 31, 2014.

At the present time we have no employees. The Company utilizes consultants and advisors for various tasks as required.

Results of Operations – Twelve Months Ended December 31, 2014

We have experienced losses since inception.  We generated $0 in revenues from operations during the period ended December 31, 2014, and our expenses were $166,971 plus accrued interest of $12,853, giving us a net loss for the twelve months ended December 31, 2014 of $179,824. Consulting, legal and accounting fees of $87,601 were the largest expenses during this period, plus $73,500 for stock sold less than par value.

Results of Operations – November 14, 2013 (Inception)- December 31, 2013

We generated $0 in revenues from operations during this shortened period from November 14, 2013 through December 31, 2013. During this time, our expenses were $31,752, plus accrued interest of $625, giving us a net loss of $32,377. Legal, consulting and accounting fees were $28,080.

Liquidity and Capital Resources

We have $25,554 cash on hand. Our current liabilities are $328,621 which includes $13,478 in accrued interest, and $251,077 in notes payable, and our current assets were $22,554 leaving us with a working capital deficit of $303,067.  Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Part II  of this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

 The Company has no off-balance sheet arrangements.

ITEM  8.    FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Fitweiser Holdings, Inc., a Nevada corporation.  Consolidated, audited, and condensed  financial statements include a balance  sheet for the years ending December  31,  2014 and December 31, 2013, as well as audited statements of income, and cash flows.

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fitweiser Holdings, Inc. (Formerly Royal Bees Corporation, Inc.)

We have audited the accompanying balance sheets of Fitweiser Holdings, Inc.(Formerly Royal Bees Corporation, Inc.) (“the Company”) as of December 31, 2014 and 2013  and the related statements of operations,  stockholders' equity, and cash flows for the year ended December 31, 2014 and the period November 14, 2013(inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fitweiser Holdings, Inc. (Formerly Royal Bees Corporation, Inc.)  as of  ended December 31, 2014 and 2013 and the results of its operations, stockholders' equity, and its cash flows for the year ended December 31, 2014 and the period November 14, 2013(inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses since inception of $212,201 and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 23, 2015

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008

Registered Public Company Accounting Oversight Board Firm

FITWEISER HOLDINGS, INC.
(FORMERLY ROYAL BEES COMPANY, INC.)
Balance Sheet
	12/31/14	12/31/13
	Audited	Audited
ASSETS
CURRENT ASSETS
Cash	$25,554	$63,063
Deposits	20,866	7,500
TOTAL CURRENT ASSETS	46,420	70,563
Intangible Assets	155,855	0

TOTAL ASSETS	$202,275	$70,563

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,064	$26,815
Accrued interest	13,478	625
Short term notes payable	251,079	75,000
TOTAL CURRENT LIABILITIES	328,621	102,440
LONG-TERM DEBT - None	0	0

TOTAL LIABILITIES	328,621	102,440
COMMITMENTS AND CONTINGENCIES
FITWEISER HOLDINGS, INC.SHAREHOLERS' DEFICIT
Common Stock, $0.001 par value; 200,000,000 and 75,000,000 shares authorized 12/31/14 and 12/31/13 respectively;
85,855,000 and 500,000 issued and outstanding 12/31/14 and 12/31/13	85,855	500
Accumulated deficit	(212,201)	(32,377)
TOTAL EQUITY(DEFICIT)	(126,346)	(31,877)

TOTAL LIABILITIES, AND EQUITY(DEFICIT)	$202,275	$70,563

“The accompanying notes are an integral part of these consolidated financial statements."

FITWESIER HOLDINGS, INC.
(FORMERLY ROYAL BEES COMPANY, INC.)
Statement of Operations
	For the Year Ended 12/31/14	For the Period 11/14/13(Inception) to 12/31/13
	Audited	Audited

REVENUES	$0	$0

OPERATING EXPENSES	166,971	31,752

NET INCOME(LOSS) FROM OPERATIONS	(166,971)	(31,752)

OTHER INCOME (EXPENSE)
Interest expense	(12,853)	(625)

TOTAL OTHER INCOME (EXPENSE)	(12,853)	(625)

INCOME (LOSS) FROM OPERATIONS

BEFORE INCOME TAXES	(179,824)	(32,377)
Income taxes	0	0

NET INCOME (LOSS)	$(179,824)	$(32,377)

BASIC INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share	$0	$0
BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	75,412,000	500,000

“The accompanying notes are an integral part of these consolidated financial statements."

FITWEISER HOLDINGS, INC.
(FORMERLY ROYAL BEES COMPANY, INC.)
Statement of Cash Flows
	For the Year Ended 12/31/14	For the Period 11/14/13(Inception) to 12/31/13
	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(179,824)	$(32,377)
Common stock issued for services	73,500	0
(Increase) decrease in other assets	(13,366)	(7,500)
Increase (decrease) in accounts payable	(1,150)	3,015
Increase (decrease) in accounts payable related party	(1,421)	7,500
Increase (decrease) in accrued expenses	45,900	16,300
Increase (decrease) in accrued interest	12,853	625
NET CASH USED IN OPERATING ACTIVITIES	(63,508)	(12,437)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible assets	(155,855)	0

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(155,855)	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued for acquisition	10,855	0
Proceeds from notes payable	170,000	75,000
Proceeds of sale of common stock	1,000	500

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$181,855	$75,500

NET INCREASE (DECREASE) IN CASH	(37,508)	63,063

CASH, BEGINNING OF PERIOD	63,063	0

CASH, END OF PERIOD	$25.554	$63,063

FITWEISER HOLDINGS, INC.
(FORMERLY ROYAL BEES COMPANY, INC.)
Statement of Cash Flows (Continued)
	For the Year Ended 12/31/14	For the Period 11/14/13(Inception) to 12/31/13
	Audited	Audited

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued	$ 73,500	$ 0

"The accompanying notes are an integral part of these consolidated financial statements."

FITWEISER HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(FORMERLY ROYAL BEES COMPANY, INC.)
For the year ended December 31, 2014 and the period November 11, 2013(Inception) to December 31, 2013
"Audited"

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance 11/14/13	0	$0	$0	$0	$0

Common stock issued
for services	500,000		500	0	500
Net income for the year
ended 12/31/13	0	0	0	(32,377)	(32,377)

Balance 12/31/13	500,000	0	500	(32,377)	(32,377)
Common stock issued for acquisition	10,855,000	0	0
Common stock issued for services	74,500,000	0	1,000,000
Net income for the year
ended 12/ 31/14	85,355,0000	0	1,000,000	(179,824)	(179,824)

Balance 12/31/14	85,855,000	$0	$1.500,000	$(212,201)	$(212,201)
“The accompanying notes are an integral part of these financial statements.”

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2013 and 2014

NOTE 1 - RECENT COMPANY BACKGROUND

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates in the Financial Statements

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At December 31, 2014, the Company's cash on deposit was not in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

No Items of Other Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss for the period from November 14, 2013 (inception) to December 31, 2014.  Therefore, the net loss as presented in the Company’s Statement of Operations equals comprehensive loss.

Income Taxes

Income taxes will be provided for the tax effects of transactions reported in the financial statements and will consist of taxes currently due plus deferred taxes resulting from temporary differences. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740 “Income Taxes” (ASC 740). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized tax benefit at December 31, 2014. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period.  At December 31, 2014, the Company did not have any potentially dilutive common shares.

Fair Value of Financial instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three tier hierarchy that prioritizes the inputs used to measure fair value, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2013 and 2014

(Level 2); and significant unobservable inputs (Level 3).  At December 31, 2014, the Company's financial instruments are cash held on deposit, trade payables and the short term note payable which are Level 2 in the fair value hierarchy.  The carrying amounts of the financial instruments are reasonable estimates of their fair values due to their short term nature.

Recent Accounting Pronouncements

 On June 10, 2014, the FASB issued , Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficit  of  $212,201  as of December 31, 2014. and has cash flow constraints with no current revenue stream. These  factors  create  uncertainty  about  the  Company's  ability  to continue as a going concern. If the Company is unable  to  obtain  adequate  capital  it  could  be  forced  to  cease operations.

In  order to continue as a going concern, develop and generate revenues and achieve  a  profitable  level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the  Company  include  raising additional capital through sales of common stock,  and  entering into acquisition agreements  with profitable  entities  with   significant   operations.   In   addition, management  is  continually  seeking  to streamline its operations  and expand  the business through a variety of  industries.  However, management cannot provide any assurances  that the Company will be successful in accomplishing any of its plans.

The ability of  the Company to continue as a going concern is dependent upon its ability  to successfully accomplish the plans described in the preceding paragraph  and  eventually  secure other sources of financing and   attain  profitable  operations.  The accompanying  financial  statements  do  not  include  any  adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to Fitweiser Holdings, Inc. for the year ended December 31, 2014 and the period November 14, 2013(Inception) to December 31, 2013 (there are no warrants, stock options or convertible notes):

	12/31/2014	12/31/2013

Net Income (Loss)	$ (179,824)	$ (32,377)

Weighted-average common stock	75,412,000	500,000

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2013 and 2014

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following ,$:

For the Periods Ended,	12/31/2014	12/31/2013

Furniture and fixtures	$ 0	$ 0
Computers and software	0	0
Patents and other Intangibles	155,855	0
	155,855	0
Accumulated depreciation	0	0
Current depreciation expense	0	0
	0	0

Net fixed assets	$ 155,855	$ 0

NOTE 6 - RELATED PARTY TRANSACTIONS

Upon incorporation, the founder of the Company, who is also the CEO and Chairman, purchased 500,00 shares of the company’s common stock for a total of $500 at a per share cash price of $0.001. On February 18, 2014 Red Rock Servicing purchased 1,000,000 shares of the company’s common stock for a total $1,000 at a per share cash price of $0.001.

In July 2014, the CEO consulting agreement was extended to May 28, 2015. Some provisions are to defer or pay the CEO for his consulting services and health benefits depending on how and when financing can be secured.

In the third quarter, Rudy Campidonica, CEO, paid two invoices to two vendors for legal fees on behalf of the company totaling $5,526.00 with the promise by the company to reimburse him by year end; this was done on January 2, 2015.

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

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2013 and 2014

During January  2014 the company completed the following related party transactions which were classified as expense by the company. In July 2014, the consulting agreements for Soriano, Tuthill, Jason Campidonica, Red Rock Servicing, Langdon, and O’Hara were extended from January 31, 2015 to May 28, 2015, with provisions to pay the consultants in stock in the event that the company has not completed a Qualified Round of Financing of $1,500,000 or more by January 31, 2015; these provisions were not exercised by the company.

	Consulting Shares
	Authorized	Consulting fees
Michael Soriano	7,450,000	500
Steve Tuthill	7,450,000	500
Jason Campidonica	800,000	800
Red Rock Servicing	6,450,000	-
John Rosati	150,000	-
Michael Hensley	150,000	50
J. Scott Buono	50,000	50
Harry Tachian	50,000	50
Rudy Campidonica	40,500,000	500
Harry L Langdon	7,450,000	500
Mary O'Hara	3,000,000	500

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2013 and 2014

NOTE 7 – NOTES PAYABLE,$

Notes payable consist of the following for the periods ended;	12/31/2014	12/31/2013

Promissory note from a third party dated November 29, 2013 with interest rate stated at 10%. Interest and principal due at December 1, 2014.An extension was signed with principal and Interest due July 30, 2015	75,000	75,000

A Revised Promissory Note for an additional $25,000 was signed in December 2014 with principal and interest (8%) due July 30, 2015	25,000	0

Assumed a $145,000 loan from World Ventures that was held by Royal Bees as part of the Share Exchange Agreement between Royal Bees and Fitweiser Holdings .Interest rate is 6% and is due for both principal and interest May 28, 2015.	145,000

Short term unsecured loan in September 2014 from the CEO to pay $6079 mostly for legal work. It was paid off January 2,2015.	6079	0

Total Notes Payable	251,079	0

Less Current Portion	251,079	0

Long Term Notes Payable	$ 0	$ 0

Accrued interest on these notes totaled as of 12/31/14 is $12,348.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting, other than Note 6 above.

NOTE 9 - NOTES RECEIVABLE

There are no notes receivable.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740 (SFAS No. 109)  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “ Uncertainty in Income Taxes ” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2013 and 2014

amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Company has projected $212,201 as of December 31, 2014 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The  net operating loss carry forwards for federal income tax purposes will expire between 2015 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows

Net deferred tax assets consist of the following components as of

	12/31/2014	12/31/2013

Deferred tax assets:
Beginning NOL Carryover	32,377	0
Adjusted Taxable Income(loss)	179,824	32,377
Ending NOL Carryover	212,201	32,377
Tax Benefit Carryforward	72,148	11,008
Valuation allowance	(72,148)	(11,008)

Net deferred tax asset	0	0
Net Valuation Allowance	$ (72,148)	$ (11008)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $72,148 at December 31, 2014 and $11,008 at December 31, 2013. The allowance is calculated as equal to the full potential tax benefit of the December 31, 2014 NOL value of $212,201.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2014 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

ITEM   9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the course of our audit we noted the following significant deficiencies.

      Because of the Company's small number of people and its inherent limitations, internal control over financial reporting still may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

     The Company does not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting  A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

PART III

ITEM   10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

The following persons constitute all of the Company’s Executive Officers and

Directors:

NAME	AGE	POSITION

Rudy Campidonica	58	CEO

Harry L. Langdon	74	CFO

G S. Tuthill	65	Chief Technology Officer

Michael A. Soriano	67	Chief Operating Officer

Rudy Camp -- Chairman and Chief Executive Officer

 Rudy Camp is the founder of Fitweiser, Inc. and has led the acquisition and/or development of the Company’s current portfolio of patents and applications in process. Over the past 5 years, Mr. Camp has served as a consultant to emerging technology companies. From 2005-2008, he led a leveraged buyout serving as President/CEO and later as a consultant and minority shareholder of LocalTel, Inc. a multistate Phone Directories publisher backed by Riverside Company, a Private Equity firm. Mr Camp has over 25 years experience in the Telecom, Publishing and Communications Technology industries, including GTE, RH Donnelley (a Dun & Bradstreet Company), Johnson Publishing, (acquired by US West) and as VP of Ameritel Direct whose clients included Pacific Bell and Ameritech (now AT&T). He also served in the US Navy and Naval Honor Guard. Education: BS-Business Administration, Trinity College.

Harry Langdon -- Secretary, Treasurer, Chief Financial Officer and Director

Mr. Langdon was appointed to serve as CFO in November 2013. Over the past 20 plus years, he has served as a Board Member and Chairman of the Audit Committee of Wedbush Securities, and  has served on the Board of Directors and the Audit Committee of Wedbush Inc.; both companies are in the financial services industry. Mr. Langdon spent most of his career in the oil industry serving as an executive with Exxon and later as the senior operating officer of Tosco, an oil company that was acquired by Conoco Phillips in 2003. Education: BS-Chemical Engineering, Virginia Tech; MBA, Harvard University.

Michael A. Soriano -- President and Chief Operating Officer

Mr. Soriano was appointed to serve as President/COO in January 2014. Over the past 5 years Mr. Soriano has served as a senior consultant to transportation and technology companies recently including Omni Air Transport (a private aviation company in Tulsa, OK). Over the course of his 25 + year career he has served as an executive in the Telecom and Communications industry including RH Donnelley (a D&B Company), US West and Citicorp. Education: BA- Business, Bloomfield College; MBA, Fairleigh Dickinson University.

Dr. Steven Tuthill -- Chief Technology Officer

Dr. Tuthill was appointed to serve as CTO in January 2014. Over the past 5 years, Dr. Tuthill has served as consultant to emerging technology companies including AviaSphere, Corp. (a SaaS aircraft documentation company) as CTO. Over the course of his 25 + year career, he has served diverse industries including Healthcare, Aviation, Telecom, and Finance for M&A investment groups, Technology Account Rep to IBM for Arthur Anderson, and as a technical consultant and expert witness for a patent law firm.  Education: BA-Social Science and Psychology, MA-Curriculum Design, San Diego State University; Ed.D.-Computer Science, United States International University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company’s directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual’s beneficial ownership of the Company’s common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.   The Company does not have an audit committee financial expert because it has been unable to attract and compensate an individual with the necessary skills to serve in such role.  The Company intends to identify and appoint a financial expert when possible.

ITEM  11.   EXECUTIVE COMPENSATION

Narrative Disclosure to Summary Compensation Table

No salaries have been paid to date. Some CEO consulting compensation is accrued. The Company has contingent compensation arrangements based on future funding. There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2014, other than what is described in Note 6 above.

Employment Agreements

The Company has employment agreements that expire in 2015with its executive officers, but there are no firm salary stipulations.

Director Compensation

The Company’s directors do not receive cash compensation for their services on the board of directors.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2014, the number and percentage of  outstanding shares of common stock  which,  according  to  the  information supplied to us, were beneficially owned by (i) each current director, (ii) each current  executive  officer, (iii) all current directors and executive officers as a  group, and (iv)  each   person  who,  to our knowledge, is the beneficial owner  of more than 5% of our outstanding common  stock.  Except as otherwise indicated,  the  persons  named  in  the  table  below  have  sole  voting  and dispositive  power  with  respect  to all shares beneficially owned, subject to community property laws (where applicable).

Class	Beneficial Owner			Amount of	Ownership
Type	Name	Title	Address	Ownership	Percentage

Common Stock	Rudy Campidonica	Director	5348 Vegas Drive . Las Vegas, NV 89108	41,500,000	48.34%
Common Stock	Harry Langdon	Director	5348 Vegas Drive . Las Vegas, NV 89108	7,450,000	8.68%
Common Stock	Steve Tuthill	Officer	5348 Vegas Drive . Las Vegas, NV 89108	7,450,000	8.68%
Common Stock	Michael Soriano	Officer	5348 Vegas Drive . Las Vegas, NV 89108	7,450,000	8.68%
Common Stock	Red Rock Servicing	Investor	8101 W. Flamingo Rd. #2179, Las Vegas NV 89147	7,450,000	8.68%
Common Stock	Vladimir Lyashevskiy	Investor	6049 Paseo Acampo, #257, Carlsbad, CA 92009	10,000,000	11.65%
			Total as Group	81,300,000	94.69%

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

When the Company is contemplating entering into any transaction in which any executive officer, director, nominee or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the full board of directors (other than any interested director) for approval. The board has not adopted a written policy for related party transaction review but when presented with such transaction, they are discussed by the full board of directors and documented in the board minutes.

Related transactions are discussed in Note 6 above for fiscal years ended December 31, 2014 and December 31, 2013.

Director Independence

Our board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in NASDAQ Rule 4200(a)(15).  Based on this standard, the board of directors has determined that it currently has no members who qualify as “independent.”

ITEM   14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit  Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by principal accountants for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

•

Audit Fees 2013  $5,000

•

Audit Fees 2014  $7,000

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee.  The appointment of John Scrudato CPA was approved by the Board of Directors as the principal auditor for the Company. When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

PART IV

ITEM  15.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b)   Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this audit:

•

8-K filed June 3, 2014

•

8-KA amended July 28, 2014

•

10-Q filed August 19, 2014

•

10-Q filed November 12, 2014

EXHIBIT

NO.            DESCRIPTION

                  ARTICLES OF INCORPORATION AND BY-LAWS

3(i)         *     Articles of Incorporation as amended

3(vi)       *     Bylaws

                  CERTIFICATIONS

31.1             Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

31.2             Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the

       Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 26th  day of March, 2015.

                                           Fitweiser Holdings, Inc.

                                           /s/  Rudy Campidonica

                                          ----------------------------

                                          CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                    Date

/s/ Rudy Campidonica         CEO             March 26, 2015

---------------------

   Rudy Campidonica

/s/Harry L. Langdon            CFO               March 26, 2015

-----------------

   Harry L. Langdon