Form 10-Q
period 2015-03-31
FITWEISER HOLDINGS, INC.
filed 2015-05-07
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X.    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 14, 2015:   85,855,000

Fitweiser Holdings. Inc.

(Formerly Royal Bees Company, Inc.)

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

Balance Sheet

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$16,111	$25,554
Deposits	20,866	20,866
Total Current assets	36,977	46,420
Intangible Assets	155,855	155,855
Total Assets	$192,832	$202,275

Liabilities and Equity

Current liabilities
Accounts payable	$0	$1,864
Related party accounts payable	0	0
Accrued expenses	76,300	62,200
Accrued interest	18,153	13,478
Short term notes payable	245,000	251,079
Total Current Liabilities	339,453	328,621

Commitments and Contingencies - Note 7

Fitweiser Holdings, Inc. Shareholder's Deficit

Common Stock, $0.001 par value; 200,000,000 shares authorized, 85,855,00000 issued and outstanding 3/31/15 & 12/31/14	85,855	85,855
Deficit accumulated during development stage	(232,476)	(212,201)
Total Deficit Fitweiser Holdings, Inc.	(146,621)	(126,346)
Total liabilities and deficit	$192,832	$202,275

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

Statement of Operations

	For the Three months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Audited)

Revenues	$0	$0

Operating Expenses	15,600	105,009

Net Income(Loss) from Operations	(15,600)	(105,009)

Other Income(Expenses)
Interest Expense	(4,675)	(1,875)

Net Income(Loss) from Operations Before Income Taxes	(20,275)	(106,884)

Tax Expense	0	0

Net Income(Loss)	(20,275)	(106,884)

Basic and Diluted Loss Per Share	(0.00)

Weighted average number of shares outstanding	85,855,000

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

Statement of Cash Flows

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(20,275)	$(106,884)
Common stock issued for services	0	73,500
(Increase)decrease in prepaid items	0	(1,500)
Increase(decrease) in accounts payable	(1,864)	(3,015)
Increase(decrease) in accounts payable related party	(6,079)	(7,500)
Increase(decrease) in accrued expenses	14,100	13,700
Increase(decrease) in accrued interest	4,675	1,875
Net cash used in operating activities	10,832	(29,824)
Cash flows from investing activities:
Acquisition of intangible assets	0	(5,000)
Net cash provided(used) by investing activities	0	(5,000)
Cash flows from financing activities:
Proceeds of sale of common stock	0	1,000
Net cash provided(used) by financing activities	0	1,000

Increase in cash and equivalents	(9,443)	(33,824)

Cash and cash equivalents at beginning of period	25,554	63,063

Cash and cash equivalents at end of period	$16,111	$29,239

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

Statement of Cash Flows – Continued

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued	$0	$0

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

No items of Other Comprehensive Income and Loss

The Company has no items of other comprehensive income loss for the period from November 14, 2013 (inception) to March 31, 2015. Therefore, the net loss as presented in the Company’s Statement Operations equals comprehensive loss.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  At March 31, 2015, the Company did not have any potentially dilutive common shares.

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

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments at March 31, 2015 consist principally of short term instruments which are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of these liabilities based on the effective yields of similar obligations. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has not established any revenue source and has incurred operating losses, and as of March 31, 2015 the Company had a working capital deficit of $302,476 and an accumulated deficit of $232,476. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	3/31/2015	3/31/2014

U.S statutory rate	35%	35%
Less valuation allowance	-0.35%	-0.35%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	3/31/2015	3/31/2014
Deferred tax assets
Net operating losses	$232,476	$212,201
Deferred tax liability	-	-
Net deferred tax assets	81,367	74,270
Less valuation allowance	(81,367)	(74,270)
Deferred tax asset - net valuation allowance	$-	$-

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

The Company has a net operating loss carryover of approximately $232,476 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 14, 2013(inception) through March 31, 2015, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

5.

Short Term Note Payable

On November 29, 2013, the company issued an unsecured promissory note payable to an individual for $75, 000. The note payable bears interest at 10 % per annum and all principal and accrued interest is due on December 1, 2014; the note was extended to July 20, 2015. Since the term of the note payable is less than 12 months, the entire amount of the principal and accrued interest is presented as a current liability.  A Revised Promissory Note for an additional $25,000 was signed in December 014 with principal and interest (8%) due July 30, 2015. At March 31, 2015 accrued interest on the overall note payable is $10,833.

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

On May 28, 2014, the company, in a Share Exchange Agreement with Royal Bees Company, Inc. (whereby the surviving entity was Fitweiser Holdings, Inc). took over an unsecured promissory note payable to World Venture for $145,000. The note payable bears interest at 6% per annum and all principal and accrued interest is due on May 28, 2015. Since the term of the note payable is 12 months old, the entire amount of the principal and accrued interest is presented as a current liability. At March 31, 2015 accrued interest on the note payable is $7,320.

In the third quarter, Rudy Campidonica, CEO, paid two invoices to two vendors for legal fees on behalf of the company totaling $5,526.00 with the promise by the company to reimburse him by December 31, 2014; this was done on January 2, 2015.

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

In the third quarter, Rudy Campidonica, CEO, paid two invoices to two vendors for legal fees on behalf of the company totaling $5,526.00 with the promise by the company to reimburse him by December 31, 2014; this was done on January 2, 2015.

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

Results of Operations – Three Months Ended March 31, 2015

We have experienced losses since inception.  We generated $0 in revenues from operations during the three month period ended March 31, 2015.  For the three months ended March 31, 2015, our expenses were $15,600 plus accrued interest of $4,675, giving us a net loss for the three months ended March 31, 2015 of $20,275. Consulting fees of $10,500 were the largest expenses during this period.

Results of Operations – Three Months Ended March 31, 2014

We have experienced losses since inception.  We generated $0 in revenues from operations during the three month period ended March 31, 2014.  For the three months ended March 31, 2014, our expenses were $105,009. Included in this number are legal fees of $12,500, consulting fees of $14,650 and $73,500 for stock sold less than par value. We also had $1,875 accrued interest expense giving us a net loss for the three months ended March 31, 2014 of $106,884.

Liquidity and Capital Resources

We have $16,111 cash on hand. Our liabilities were $339,453 which included $18,153 in accrued interest, and $245,000 in notes payable, and our current assets were $22,941 leaving us with a working capital deficit of $302,476. With our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

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

Date: April 28, 2015

By: /s/ Rudy Campidonica

Rudy Campidonica, CEO