Form 10-Q
period 2015-06-30
FITWEISER HOLDINGS, INC.
filed 2015-08-07
CIK 1540334

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [ ]     Non-accelerated filer [ ]     Smaller reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2015:   85,855,000

Fitweiser Holdings. Inc.

(Formerly Royal Bees Company, Inc.)

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

Balance Sheet

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$6,517	$25,554
Deposits	23,460	20,866
Total Current assets	29,977	46,420
Intangible Assets	155,855	155,855
Total Assets	$185,832	$202,275

Liabilities and Equity

Current liabilities
Accounts payable	$1,300	$1,864
Related party accounts payable	0	0
Accrued expenses	91,360	62,200
Accrued interest	22,876	13,478
Short term notes payable	245,000	251,079
Total Current Liabilities	360,536	328,621

Commitments and Contingencies - Note 7

Fitweiser Holdings, Inc. Shareholder's Deficit
Common Stock, $0.001 par value; 200,000,000 shares authorized, 85,855,000 issued and outstanding 6/30/15 & 12/31/14	85,855	85,855
Deficit accumulated during development stage	(260,559)	(212,201)
Total Deficit Fitweiser Holdings, Inc.	(174,704)	(126,346)
Total liabilities and deficit	$185,832	$202,275

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.
(Formerly - Royal Bees Company, Inc.)
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	"Unaudited"	"Unaudited"	"Unaudited"	"Unaudited"

Revenues	$0	$0	$0	$0

Operating Expenses	23,360	20,165	38,960	125,174

Net Income(Loss) from Operations	(23,360)	(20,165)	(38,960)	(125,174)

Other Income (Expense):
Interest Expense	(4,723)	(2,670)	(9,398)	(4,545)

Net Income(Loss) Before
Income Taxes	(28,083)	(22,835)	(48,358)	(129,719)

Tax Expense	0	0	0	0

Net Income(Loss)	$(28,033)	$(22,835)	$(48,358)	$(129,719)

Basic and Diluted Loss Per Share	0.00	0.00	0.00	0.00

Weighted average no. of shares outstanding	85,855,000	78,936,429	85,855,000	76,990,083

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

Statement of Cash Flows

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(48,358)	$(129,719)
Common stock issued for services	0	73,500
(Increase)decrease in prepaid items	(2,594)	(6,500)
Increase(decrease) in accounts payable	(563)	(3,015)
Increase(decrease) in accounts payable related party	(6,079)	(7,500)
Increase(decrease) in accrued expenses	29,160	17,700
Increase(decrease) in accrued interest	9,398	4,545
Net cash used in operating activities	(19,037)	(50,989)
Cash flows from investing activities:
Acquisition of intangible assets	0	(155,855)
Net cash provided(used) by investing activities	0	(155,855)
Cash flows from financing activities:
Stock issued for acquisition	0	10,855
Proceeds from notes payable	0	145,000
Proceeds of sale of common stock	0	1,000
Net cash provided(used) by financing activities	0	156855

Increase in cash and equivalents	(19,037)	(49,989)

Cash and cash equivalents at beginning of period	25,554	63,063

Cash and cash equivalents at end of period	$6,517	$13,074

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

Statement of Cash Flows - Continued

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued	$0	$0

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

Notes to the Financial Statements

1.Description of the Company

Description of Development Stage Operations

Fitweiser, Inc. was incorporated on November 14, 2013 in the state of Nevada.  It completed a Share Exchange Agreement with Royal Bees Company, Inc. (Royal Bees), a Nevada corporation wherein Royal Bees exchanged approximately 83 % of its total issued and outstanding common stock for 100% of Fitweiser Inc. issued and outstanding common stock in a tax free exchange on May 28, 2014. The surviving company changed its name to Fitweiser Holdings, Inc. (the “Company”, “We”, “Our”). The Company is a developing stage entity that is engaged in the development and monetization of intellectual property worldwide. The Company’s Intellectual property (IP) portfolio consist of in-process patent applications and an agreement to acquired patents  covering analog and digital wireless communications and telecom, mobile technologies, security strategies and internet search and storage for business, consumer and government clientele. The Company’s patent applications are being developed internally by its wholly owned subsidiary, Fitweiser, Inc.; it filed for three patents during the third quarter 2014.

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

Fitweiser, Inc. is exposed to a number of risks during the normal conduct of its business considering its stage in the business life cycle. These risks include, but are not limited to: (1) its ability to obtain the capital necessary to fund its operations to a point where the business can generate positive cash flows and become self-sustaining; (2) its ability to successfully protect intellectual property associated with the Company’s technology and products; and (3) its ability to attract and retain employees with the technical and other capabilities necessary to execute its business plan.

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

No items of Other Comprehensive Income and Loss

The Company has no items of other comprehensive income loss for the period from November 14, 2013 (inception) to June 30, 2015. Therefore, the net loss as presented in the Company’s Statement Operations equals comprehensive loss.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. At June 30, 2015, the Company did not have any potentially dilutive common shares.

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

To date, the Company has not received a Qualified Round of Financing. Therefore, the Company has notified all parties of the Company’s commitment to honor each obligation beyond the due date at the same terms and conditions of the existing agreement, except to be extended until June 30, 2016 or whenever the Company secures a Qualified Round of Financing, whichever occurs first.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2015.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments at June 30, 2015 consist principally of short term instruments which are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of these liabilities based on the effective yields of similar obligations. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

Recent Accounting Pronouncements

 On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has not established any revenue source and has incurred operating losses, and as of June 30, 2015 the Company had a working capital deficit of $354,019 and an accumulated deficit of $260,559. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	6/30/2015	6/30/2014

U.S statutory rate	35%	35%
Less valuation allowance	-0.35%	-0.35%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	6/30/2015	6/30/2014
Deferred tax assets
Net operating losses	$260,559	$212,201
Deferred tax liability	-	-
Net deferred tax assets	91,196	74,270
Less valuation allowance	(91,196)	(74,270)
Deferred tax asset - net valuation allowance	$-	$-

The Company has a net operating loss carryover of approximately $260,559 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 14, 2013(inception) through June 30, 2015, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

5.Short Term Note Payable

On November 29, 2013, the company issued an unsecured promissory note payable to an individual for $75, 000. The note payable bears interest at 10 % per annum and all principal and accrued interest is due on December 1, 2014; the note was extended to July 30, 2015. Since the term of the note payable is less than 12 months, the entire amount of the principal and accrued interest is presented as a current liability. A Revised Promissory Note for an additional $25,000 was signed in December 2014 with principal and interest (8%) due July 30, 2015. At June 30, 2015 accrued interest on the overall note payable is $13,333.

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

On May 28, 2014, the company, in a Share Exchange Agreement with Royal Bees Company, Inc. (whereby the surviving entity was Fitweiser Holdings, Inc). took over an unsecured promissory note payable to World Venture for $145,000. The note payable bears interest at 6% per annum and all principal and accrued interest was due on May 28, 2015. Since the term of the note payable is 12 months old, the entire amount of the principal and accrued interest is presented as a current liability. At June 30, 2015 accrued interest on the note payable is $9,543.

To date, the Company has not received a Qualified Round of Financing. Therefore, the Company has notified all parties of the Company’s commitment to honor each obligation beyond the due date at the same terms and conditions of the existing agreement, except to be extended until June 30, 2016 or whenever the Company secures a Qualified Round of Financing, whichever occurs first.

In July 2014, the CEO consulting agreement was extended to May 21, 2015. Some provisions are to defer or pay the CEO for his consulting services and health benefits depending on how and when financing can be secured. To date, the Company has not received a Qualified Round of Financing. Therefore, the Company has notified all parties of the Company’s commitment to honor each obligation beyond the due date at the same terms and conditions of the existing agreement, except to be extended until June 30, 2016 or whenever the Company secures a Qualified Round of Financing, whichever occurs first.

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

In July 2014, the CEO consulting agreement was extended to May 31, 2015. Some provisions are to defer or pay the CEO for his consulting services and health benefits depending on how and when financing can be secured. See above for extension of Agreement.

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

To date, the Company has not received a Qualified Round of Financing. Therefore, the Company has notified all parties of the Company’s commitment to honor each obligation beyond the due date at the same terms and conditions of the existing agreement, except to be extended until June 30, 2016 or whenever the Company secures a Qualified Round of Financing, whichever occurs first.

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

To date, the Company has not received a Qualified Round of Financing. Therefore, the Company has notified all parties of the Company’s commitment to honor each obligation beyond the due date at the same terms and conditions of the existing agreement, except to be extended until June 30, 2016 or whenever the Company secures a Qualified Round of Financing, whichever occurs first.

Patents

In July 2014, the Company’s wholly owned entity Fitweiser, Inc .prepared, finalized and submitted three patent applications to the US Patent and Trademark Office(USPTO). Currently, 2 of the 3 patents are in final process to be awarded by the USPTO. Therefore, Fitweiser’s legal counsel submitted all required forms and fees on June 26, 2015 as required for Publication. The remaining patent application is still in process and has not yet been determined by the USPTO. According to the USPTO, public disclosure of the Patents to be awarded will be revealed and otherwise available for general public review upon publication by the USPTO sometime on/after July 2015.

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

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

We have experienced losses since inception.  We generated $0 in revenues from operations during the period April 1, 2015 through June 30, 2015.  For the three months ended June 30, 2015, our expenses were $23,360 plus accrued interest of $4,723, giving us a net loss for the three months ended June 30, 2015 of $28,083. Consulting and Accounting fees accounted for $17,885 of the operating expenses.

During the three months ended June 30, 2014, we have experienced losses since inception.  We generated $0 in revenues from operations during the period January 1, 2014 through March 31, 2014.  For the three months ended June 30, 2014, our expenses were $20,165, plus accrue interest of $2,670. Most of the operating expenses, $13,500, were consulting fees..

Six  Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

We have experienced losses since inception.  We generated $0 in revenues from operations during the period January 1, 2015 through June 30, 2015.  For the six months ended June 30, 2015, our expenses were $38,960 plus accrued interest of $9,398, giving us a net loss for the six months ended June 30, 2015 of $48,358. Consulting and Accounting fees accounted for $28,385 of the operating expenses.

During the six months ended June 30, 2014, we have experienced losses since inception.  We generated $0 in revenues from operations during the period January 1, 2014 through June 30, 2014.  For the six months ended June 30, 2014, our expenses were $125,174, plus accrue interest of $4,545, giving us a net loss of the six months ending June 30, 2014 of $129,718. Consulting fees were $40,650 and stock sales less than par value were $73,500.

Liquidity and Capital Resources

We have $6,517 cash on hand. Our current liabilities were $360,536 which includes $21,274 in accrued interest, and $245,000 in notes payable, and our current assets were $6,517 leaving us with a working capital deficit of $354,019. With our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2015.

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

None

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

Date: August 7, 2015

By: /s/ Rudy Campidonica

Rudy Campidonica, CEO