Form 10-Q
period 2015-09-30
FITWEISER HOLDINGS, INC.
filed 2015-11-05
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________   to   ____________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

☐ Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2015:   85,855,000

Fitweiser Holdings. Inc.

(Formerly Royal Bees Company, Inc.)

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Balance Sheet

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$4,292	$25,554
Deposits	12,500	20,866
Total Current assets	16,792	46,420
Patents	10,960	0
Intangible Assets	155,855	155,855
Total Assets	$183,607	$202,275

Liabilities and Equity

Current liabilities
Accounts payable	$0	$1,864
Related party accounts payable	0	0
Accrued expenses	105,460	62,200
Accrued interest	28,015	13,478
Short term notes payable	245,000	251,079
Total Current Liabilities	378,475	328,621

Commitments and Contingencies - Note 7
Fitweiser Holdings, Inc. Shareholder's Deficit
Common Stock, $0.001 par value; 200,000,000 shares authorized, 85,855,000, and issued and outstanding 9/30/15, 12/31/14	85,855	85,855
Deficit accumulated during development stage	(280,723)	(212,201)
Total Deficit Fitweiser Holdings, Inc.	(194,868)	(126.346)
Total liabilities and deficit	$183,607	$202,275

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.
(Formerly - Royal Bees Company, Inc.)
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sep. 30, 2014
	"Unaudited"	Audited	"”Unaudited"	Audited

Revenues	$0	$0	$0	$0

Operating Expenses	15,025	23,759	53,985	148,933

Net Income(Loss) from Operations	(15,025)	(23,759)	(53,985)	(148,933)

Other Income (Expense):
Interest Expense	(5,139)	(4,050)	(14,537)	(8,595)

Net Income(Loss) Before Income Taxes	(20,164)	(27,809)	(68,522)	(157,l528)

Tax Expense	0	0	0	0

Net Income(Loss)	$(20,164)	$(27,809)	$(68,522)	$(157,528)

Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted average no. of shares outstanding	85,855,000	85,855,000	85,855,000	71,930,000

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

(A Development Stage Company)

Statement of Cash Flows

	For the nine months Ended September 30, 2015	For the nine months Ended September 30, 2014
	(Unaudited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(68,522)	$(157,528)
Common stock issued for services	0	73,500
(Increase) decrease in other fixed assets	8,366
(Increase) decrease in patent assets	(10,960)	(13,366)
Increase (decrease) in accounts payable	(1,864)	(3,015)
Increase (decrease) in accounts payable – related party	-	(1,974)
Increase (decrease) in short term notes payable	(6,079)	-
Increase (decrease) in accrued expenses	43,260	31,800
Increase (decrease) in accrued interest	14,537	8,595
Net cash used in operating activities	(21,262)	(61,988)
Cash flows from investing activities:
Acquisition of intangible assets	0	(155,855)
Stock issued for assets	0	0
Net cash provided (used) by investing activities	0	(155,855)
Cash flows from financing activities:
Stock issued for acquisition	0	10,855
Proceeds from notes payable	0	145,000
Proceeds of sale of common stock	0	1,000
Net cash provided (used) by financing activities	0	156,855

Increase in cash and equivalents	(21,262)	(60,988)

Cash and cash equivalents at beginning of period	25,554	63,063

Cash and cash equivalents at end of period	$4,292	$2,075

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

(A Development Stage Company)

Statement of Cash Flows - Continued

	For the Nine months Ended September 30, 2015	For the Nine months Ended September 30, 2014
	(Unaudited)	(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued	$0	$0

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

1.Description of the Company

Description of Development Stage Operations

Fitweiser, Inc. was incorporated on November 14, 2013 in the state of Nevada.  It completed a Share Exchange Agreement with Royal Bees Company, Inc. (Royal Bees), a Nevada corporation wherein Royal Bees exchanged approximately 83 % of its total issued and outstanding common stock for 100% of Fitweiser Inc. issued and outstanding common stock in a tax free exchange on May 28, 2014. The surviving company changed its name to Fitweiser Holdings, Inc. (the “Company”, “We”, “Our”). The Company is a developing stage entity that is engaged in the development and monetization of intellectual property worldwide. The Company’s Intellectual property (IP) portfolio consist of in-process patent applications and an agreement to acquired patents  covering analog and digital wireless communications and telecom, mobile technologies, security strategies and internet search and storage for business, consumer and government clientele. The Company’s patent applications are being developed internally. The company filed for three patents during the third quarter 2014. Two patents were issued in the third quarter 2015.

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

No items of Other Comprehensive Income and Loss

The Company has no items of other comprehensive income loss for the period from November 14, 2013 (inception) to September 30, 2015. Therefore, the net loss as presented in the Company’s Statement Operations equals comprehensive loss.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  At September 30, 2015, the Company did not have any potentially dilutive common shares.

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

Intangible Assets – Short Term Note and Royal Bees Stock

As part of the Share Exchange Agreement with Royal Bees, the Company inherited a short term note for $145, 000 payable in cash no later than May 28, 2015; the annual interest is 6% and is payable at the same time the note is retired, with  interest accrued monthly.  The Company sent a letter to World Ventures in June 2015 requesting an extension of the loan to June 30, 2016, with the provision that if the Company did not get a response in writing by July 31, 2015, it is the understanding of Fitweiser Holdings that the loan is extended until June 30, 2015; no response was received as of July 31, 2015.

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

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments at September 30, 2015 consist principally of short term instruments which are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of these liabilities based on the effective yields of similar obligations. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

In July 2013, the FASB issued ASU n. 2013-11, Presentation of an Unrecognized tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefit (“UTBs”) against deferred tax assets for a loss and re other Carryforward that would apply settlement of the uncertain tax positions. UTBs. ASI 2013-11 is effective for years, including interim periods within those years, beginning after December 15, 2013. We do not believe that the adoption of this guidance will have a material impact on our financial statements.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

3.Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has not established any revenue source and has incurred operating losses, and as of September 30, 2015 the Company had a working capital deficit of $374,183 and an accumulated deficit of $280,723. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	9/30/2015	9/30/2014

U.S statutory rate	35%	35%
Less valuation allowance	-0.35%	-0.35%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	9/30/2015	9/30/2014
Deferred tax assets
Net operating losses	$280,723	$189,905
Deferred tax liability	-	-
Net deferred tax assets	98,2563	64,467
Less valuation allowance	(98,253)	(64,467)
Deferred tax asset - net valuation allowance	$-	$-

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

The Company has a net operating loss carryover of approximately $280,723 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 14, 2013(inception) through September 30, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

5.Short Term Note Payable

On November 29, 2013, the company issued an unsecured promissory note payable to an individual for $75, 000. The note payable bears interest at 10 % per annum and all principal and accrued interest was due on December 1, 2014. This loan was increased by $25,000 in December 2014 for a new total of $100,000, with interest at 10% per annum, due on July 30, 2015. Additionally, the loan can automatically be extended for an additional 90 days, with interest increased to 12% per annum.

Since the term of the note payable is less than 12 months, the entire amount of the principal and accrued interest is presented as a current liability. At September 30, 2015 accrued interest on the note payable is $16,665.

The note payable contains language which indicates that both parties have discussed in principal the terms of a conversion provision to the note payable, but only in the event that both parties execute a separate agreement. Until such an agreement is executed. The note payable is not convertible into common stock of the Company.

On November 15, 2013 the company issued a note for $67,500 in the purchase of assets for its intangible asset portfolio. This note has no stated interest rate and was payable by July 31, 2014. This agreement was extended to pay the entity $17,500 in the event the company closes any new round of debt and/or equity financing of $200,000 or more. Additionally, the company and the entity agreed to extend the July 31, 2014 date to May 28, 2015.

On May 28, 2014, the company, in a Share Exchange Agreement with Royal Bees Company, Inc. (whereby the surviving entity was Fitweiser Holdings, Inc). took over an unsecured promissory note payable to World Venture for $145,000. The note payable bears interest at 6% per annum and all principal and accrued interest was due on May 28, 2015. The Company sent a letter to World Ventures in June 2015 requesting an extension of the loan to June 30, 2016, with the proviso that if the Company did not get a response in writing by July 31, 2015, it is the understanding of Fitweiser Holdings that the loan is extended until June 30, 2015; no response was received as of July 31, 2015.

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

In July 2014, the CEO consulting agreement was extended to May 21, 2015 and has been further extended to June 30, 2016. Some provisions are to defer or pay the CEO for his consulting services and health benefits depending on how and when financing can be secured.

Technology Assignment Release Agreement

As discussed in Note 7, the Company has agreed to the terms of a technology assignment agreement with an individual who is the owner of two patent applications which will be treated as purchased intangible assets upon its completion. The technology assignment agreement was originally negotiated by an entity owned by the CEO of the Company, which is a related party. As consideration for negotiating the agreement, and in concert with the Company entering into the technology assignment with the patent application holder, the Company simultaneously entered into a release agreement with the entity owned by the CEO of the Company which released all rights and claims the entity owned by the CEO had to the patent applications. As consideration for the release all rights and claims, the entity owned by the CEO of the company received a non-refundable deposit of $7,500. Additionally, if the Company was able to successfully execute the technology assignments agreement, which was to be completed on or before July 31, 2014, the entity owned by the CEO would receive $67,500 within five business days of the execution of the technology assignment agreement. This agreement was extended to pay the entity $17,500 in the event the company closes any new round of debt and/or equity financing of $200,000 or more. Additionally, the company and the entity agreed to extend the July 31, 2014 date to May 28, 2015. The entity owned by the CEO of the Company would also receive a royalty and lump-sum payment on the future commercial product sales similar to the seller of the intellectual property. The initial payment of $7,500 was satisfied in January 2014 and was presented as a deposit for future patents to be granted.

During January of 2014 the company completed the following related party transactions which were classified as expense by the company. In July 2014, the consulting agreements for Soriano, Tuthill, Jason Campidonica, Red Rock Servicing, Langdon, and O’Hara were extended from January 31, 2014 to May 28, 2015, with some provisions to pay the consultants in stock in the event that the company has not completed a Qualified Round of Financing of $1,500,000 or more by January 31, 2015. The consulting agreements were extended until June 30, 2016.

Michael Soriano did not fulfill his remaining consulting agreement beginning January 2015. Thus, 5,000,000 shares in Soriano’s name were redistributed to: Rudy Campidonica (3,700,000 shares), Steve Tuthill (550,000 shares), Harry Langdon (550,000 shares) and Jason Campidonica (200,000 shares)

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

The shares presented below are for the January 2014 shares and the redistributed shares (this excludes the purchase of 1,500,000 shares under Sale of Common Stock above).

Consulting Shares
Authorized
Michael Soriano	2,450,000
Steve Tuthill	8,000,000
Jason Campidonica	1,000,000
Red Rock Servicing	6,450,000
John Rosati	150,000
Michael Hensley	150,000
J. Scott Buono	50,000
Harry Tachian	50,000
Rudy Campidonica	44,200,000
Harry L Langdon	8,000,000
Mary O'Hara	3,000,000

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

7.Commitments and Contingencies

None

Technology Assignment Agreement

The Company has agreed to the terms of a technology assignment agreement with an individual who is the owner of two patent applications relating to technology for resistance exercise equipment. The agreement is contingent on the Company executing a first round of financing no later than July 31, 2014. The agreement may be terminated by the owner of the patent application if the financing has no taken place before August 31, 2014.  In July 2014, the company and the individual agreed to extend the July 31, 2014 agreement to May 28, 2015.

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

Results of Operations – Three Months Ended September 30, 2015

We have experienced losses since inception.  We generated $0 in revenues from operations during the three month period ended September 30, 2015.  For the three months ended September 30, 2015, our expenses were $15,025 plus accrued interest of $5,139, giving us a net loss of $20,164. Consulting fees of $9,000 were the largest expense during this period.

Results of Operations – Nine Months Ended September 30, 2015

We have experienced losses since inception.  We generated $0 in revenues from operations during the nine month period ended September 30, 2015.  For the nine months ended September 30, 2015, our expenses were $53.985. Included in this number are accounting fees of $5,925, and consulting fees of $32,385. We also had $14,537 accrued interest expense giving us a net loss of $68,522.

Liquidity and Capital Resources

As of September 30, 2015, the Company has $4,292 cash on hand. The current liabilities are $378,475 which includes $105,460 in accrued interest, and $245,000 in notes payable. The current assets are $4,292 leaving a working capital deficit of $374,183. With our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

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

 None

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January of 2014, the company issued securities to the individuals shown below. In addition some of Michael Soriano’s shares (who did not fulfill his remaining consulting agreement beginning January 2015) were redistributed to: Rudy Campidonica (3,700,000 shares), Steve Tuthill (550,000 shares), Harry Langdon (550,000 shares) and Jason Campidonica (200,000 shares) on the same valuation basis as Soriano’s shares.

The shares presented below are for the January 2014 shares and the redistributed shares (this excludes the purchase of 1,500,000 shares under Sale of Common Stock above).

Consulting Shares
Authorized
Michael Soriano	2,450,000
Steve Tuthill	8,000,000
Jason Campidonica	1,000,000
Red Rock Servicing	6,450,000
John Rosati	150,000
Michael Hensley	150,000
J. Scott Buono	50,000
Harry Tachian	50,000
Rudy Campidonica	44,200,000
Harry L Langdon	8,000,000
Mary O'Hara	3,000,000

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

Date: November 6, 2015

By: /s/ Rudy Campidonica

Rudy Campidonica, CEO