Form 10-K
period 2015-12-31
FITWEISER HOLDINGS, INC.
filed 2016-03-18
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer      ☐ Accelerated filer ☐

Non-accelerated filer ☒ Smaller reporting company ☐

        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 12, 2016, the registrant had 85,855,000 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

ITEM  1. DESCRIPTION OF BUSINESS

Fitweiser, Inc. was incorporated on November 14, 2013 in the state of Nevada. It completed a Share Exchange Agreement with Royal Bees Company, Inc. (Royal Bees), a Nevada corporation wherein Royal Bees exchanged approximately 83 % of its total issued and outstanding common stock for 100% of Fitweiser Inc. issued and outstanding common stock in a tax free exchange on May 28, 2014. The surviving company changed its name to Fitweiser Holdings, Inc. (the “Company”, “We”, “Our”). The Company is a developing stage entity that is engaged in the development and monetization of intellectual property worldwide. The Company’s Intellectual property (IP) portfolio consist of in-process patent applications and an agreement to acquired patents  covering analog and digital wireless communications and telecom, mobile technologies, security strategies and internet search and storage for business, consumer and government clientele. The Company’s patent applications are being developed internally. The company filed for three patents during the third quarter 2014 and was awarded three patents in 2015 by the US Patent and Trademark Office.

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

We are a development stage company with no revenue and do not expect to generate any revenues unless and until after our patent portfolio, or part of it, is commercialized. We do not anticipate launching any new products into the market until late in 2016, at the earliest. We will need to raise additional capital to fund our operations and there can be no assurance that we will be successful in doing so.

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

Fitweiser Holdings, Inc. has been built by the vision, dedication and expertise of Rudy Camp (“R. Camp”), Dr. Steven Tuthill (“G.S. Tuthill”), and Harry L. Langdon (“H.L. Langdon”). The success of the Company is dependent upon the continued efforts of these people. If it became necessary to replace them, it is unlikely new management could be found that would have the same level of knowledge and dedication to the success of this Company. The loss of the services of these professionals especially in the development of future patents and/or applications would adversely affect the Company’s business.

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

RECORD HOLDER

There is only one class of common stock. As of December 31, 2015, there were approximately 36 shareholders of record for the Company's common stock and a total of 85,855,000 shares of common stock issued and outstanding as of December 31, 2015

DIVIDENDS

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

Results of Operations 2014-2015

Analysis of the calendar years ended December 31, 2014 through calendar years ended December 31, 2015.

At the present time we have no employees. The Company utilizes consultants and advisors for various tasks as required.

Results of Operations – Twelve Months Ended December 31, 2015

We have experienced losses since inception. We generated $0 in revenues from operations during the period ended December 31, 2015, and our expenses were $70,059 plus accrued interest of $19,842, giving us a net loss for the twelve months ended December 31, 2015 of $89,901. Consulting, legal and accounting fees of $48,235 were the largest expenses during this period,

Results of Operations – Twelve Months Ended December 31, 2014

We generated $0 in revenues from operations during the period ended December 31, 2014. During this time, our expenses were $166,971, plus accrued interest of $12,853, giving us a net loss of $179,824. The largest expenses during this period were $70,088 for legal, consulting and accounting fees, plus $73,500 stock sold for less than par value.

Liquidity and Capital Resources

We have $2,318 cash on hand. Our current liabilities are $397,881 which includes $33,321 in accrued interest, and $245,000 in notes payable, and our current assets were $14,818 leaving us with a working capital deficit of $383,063. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements in Part II of this Annual Report on Form 10-K for information related to new accounting pronouncements.

Off-Balance Sheet Arrangements

 The Company has no off-balance sheet arrangements.

ITEM  8. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Fitweiser Holdings, Inc., a Nevada corporation. Consolidated, audited, and condensed  financial statements include a balance  sheet for the years ending December  31,  2015 and December 31, 2014, as well as audited statements of income, and cash flows.

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fitweiser Holdings, Inc.

We have audited the accompanying balance sheets of Fitweiser Holdings, Inc. and subsidiary(“the Company”) as of December 31, 2015 and 2014  and the related statements of operations,  stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fitweiser Holdings, Inc. as of ended December 31, 2015 and 2014 and the results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 14, 2016

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008

Registered Public Company Accounting Oversight Board Firm

FITWEISER HOLDINGS, INC.
(FORMERLY ROYAL BEES COMPANY, INC.)
Balance Sheet
	12/31/15	12/31/14
	Audited	Audited
ASSETS
CURRENT ASSETS
Cash	$2,318	$25,554
Deposits	12,500	20,866
TOTAL CURRENT ASSETS	14,818	46,420
Patents	10,960	0
Intangible Assets	155,855	155,855

TOTAL ASSETS	$181,633	$202,275

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,560	$64,064
Accrued interest	33,321	13,478
Short term notes payable	245,000	251,079
TOTAL CURRENT LIABILITIES	397,881	328,621
LONG-TERM DEBT - None	0	0

TOTAL LIABILITIES	397,881	328,621
COMMITMENTS AND CONTINGENCIES
FITWEISER HOLDINGS, INC.SHAREHOLERS' DEFICIT
Common Stock, $0.001 par value; 200,000,000 shares authorized. 85,855,000 issued and outstanding 12/31/15 and 12/31/14	85,855	85,855
Accumulated deficit	(302,102)	(212,201)
TOTAL EQUITY(DEFICIT)	(216,247)	(126,346)

TOTAL LIABILITIES, AND EQUITY(DEFICIT)	$181,633	$202,275

“The accompanying notes are an integral part of these consolidated financial statements."

FITWESIER HOLDINGS, INC.
(FORMERLY ROYAL BEES COMPANY, INC.)
Statement of Operations
	For the Year Ended 12/31/15	For the Period Ended 12/31/14
	Audited	Audited

REVENUES	$0	$0

OPERATING EXPENSES	70,059	166,971

NET INCOME(LOSS) FROM OPERATIONS	(70,059)	(166,971)

OTHER INCOME (EXPENSE)
Interest expense	(19,842)	(12,853)

TOTAL OTHER INCOME (EXPENSE)	(19,842)	(12,853)

INCOME (LOSS) FROM OPERATIONS
BEFORE INCOME TAXES	(89,901)	(179,824)

Income taxes	0	0

NET INCOME (LOSS)	$(89,901)	$(179,824)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	0	0

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	85,855,000	75.412,000

“The accompanying notes are an integral part of these consolidated financial statements."

FITWESIER HOLDINGS, INC.
(FORMERLY ROYAL BEES COMPANY, INC.)
Statement of Cash Flows

	12/31/15	12/31/14
	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(89,901)	$(179,824)
Common stock issued for services	0	73,500
(Increase) decrease in other assets	(2,594)	(13,366)
Increase (decrease) in accounts payable	(1,864)	(1,151)
Increase (decrease) in accounts payable related party	(6,079)	(1,421)
Increase (decrease) in accrued expenses	57,360	45,900
Increase (decrease) in accrued interest	19,842	12,853
NET CASH USED IN OPERATING ACTIVITIES	(23,236)	(63,509)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible assets	0	(155,855)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	(155,855)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued for acquisition	0	10,855
Proceeds from notes payable	0	170,000
Proceeds of sale of common stock	0	1,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$0	$181,855

NET INCREASE (DECREASE) IN CASH	(23,236)	(37,509)

CASH, BEGINNING OF PERIOD	25,554	63,063

CASH, END OF PERIOD	2,318	25,554

"The accompanying notes are an integral part of these consolidated financial statements."

FITWEISER HOLDINGS, INC.
(FORMERLY ROYAL BEES COMPANY, INC.)
Statement of Cash Flows (Continued)

	For the Years Ended
	12/31/15	12/31/14
	Audited	Audited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued	$73,500	$73,500

"The accompanying notes are an integral part of these consolidated financial statements."

FITWEISER HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(FORMERLY ROYAL BEES COMPANY, INC.)
For the year ended December 31, 2015 and the year ended December 31, 2014
"Audited"

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance 12/31/13	500,000	$0	$0	$(32,377)	$(32,377)
Common stock issued for acquisition	10,855,000	0	0
Common stock issued for services	74,500,000		1,000	0	500
Net income for the year ended 12/31/14	0	0	0	(179,824)	(179,324)
Balance 12/31/14	85,850,000	0	1,000	(212,210)	(212,102)
Common stock issued for acquisition	0	0	0
Common stock issued for services	0	0	0
Net income for the year ended 12/ 31/15	85,355,0000	0	0	(89,901)	(89,901)
Balance 12/31/15	85,855,000	$0	$1.500,000	$(302,102)	$(302,102)

The accompanying notes are an integral part of these financial statements

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2015

NOTE 1 - RECENT COMPANY BACKGROUND

Fitweiser, Inc. was incorporated on November 14, 2013 in the state of Nevada. It completed a Share Exchange Agreement with Royal Bees Company, Inc. (Royal Bees), a Nevada corporation wherein Royal Bees exchanged approximately 83 % of its total issued and outstanding common stock for 100% of Fitweiser Inc. issued and outstanding common stock in a tax free exchange on May 28, 2014. The surviving company changed its name to Fitweiser Holdings, Inc. (the “Company”, “We”, “Our”). The Company is a developing stage entity that is engaged in the development and monetization of intellectual property worldwide. The Company’s Intellectual property (IP) portfolio consist of in-process patent applications and an agreement to acquired patents  covering analog and digital wireless communications and telecom, mobile technologies, security strategies and internet search and storage for business, consumer and government clientele. The Company’s patent applications are being developed internally. The company filed for three patents during the third quarter 2014 and  was awarded three patents in 2015 by the US Patent and Trademark Office.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At December 31, 2015, the Company's cash on deposit was not in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

No Items of Other Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss for the period from November 14, 2013 (inception) to December 31, 2015. Therefore, the net loss as presented in the Company’s Statement of Operations equals comprehensive loss.

Income Taxes

Income taxes will be provided for the tax effects of transactions reported in the financial statements and will consist of taxes currently due plus deferred taxes resulting from temporary differences. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740 “Income Taxes” (ASC 740). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized tax benefit at December 31, 2015. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740.

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2015

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. At December 31, 2015, the Company did not have any potentially dilutive common shares.

Fair Value of Financial instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three tier hierarchy that prioritizes the inputs used to measure fair value, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3). At December 31, 2015, the Company's financial instruments are cash held on deposit, trade payables and the short term note payable which are Level 2 in the fair value hierarchy. The carrying amounts of the financial instruments are reasonable estimates of their fair values due to their short term nature.

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

NOTE 3 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of $302,102 as of December 31, 2015. and has cash flow constraints with no current revenue stream. These factors create uncertainty about the Company's ability to continue as a going concern. If the Company is unable  to  obtain  adequate  capital  it  could  be  forced  to  cease operations.

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

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2015

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to Fitweiser Holdings, Inc. for the year ended December 31, 2015 and for the year ended 2014 (there are no warrants, stock options or convertible notes):

	12/31/2015	12/31/2014

Net Income (Loss)	$(89,901)	$(179,824)

Weighted-average common stock	85,855,000	75.412,000

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following ,$:

For the Periods Ended,	12/31/2015	12/31/2014

Furniture and fixtures	0	$0
Computers and software	0	0
Patents and other Intangibles	166,815	155,855

	166,815	0

Accumulated depreciation	0	0
Current depreciation expense	0	0

	0	0

Net fixed assets	166,815	0

NOTE 6 - RELATED PARTY TRANSACTIONS

Upon incorporation, the founder of the Company, who is also the CEO and Chairman, purchased 500,00 shares of the company’s common stock for a total of $500 at a per share cash price of $0.001. On February 18, 2014 Red Rock Servicing purchased 1,000,000 shares of the company’s common stock for a total $1,000 at a per share cash price of $0.001.

In July 2014, the CEO consulting agreement was extended to May 28, 2015 and extended again. Some provisions are to defer or pay the CEO for his consulting services and health benefits depending on how and when financing can be secured.

In the third quarter 2014, Rudy Campidonica, CEO, paid two invoices to two vendors for legal fees on behalf of the company totaling $5,526.00 with the promise by the company to reimburse him by year end; this was done on January 2, 2015.

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2015

The Company has agreed to the terms of a technology assignment agreement with an individual who is the owner of two patent applications which will be treated as purchased intangible assets upon its completion. The technology assignment agreement was originally negotiated by an entity owned by the CEO of the Company, which is a related party. As consideration for negotiating the agreement, and in concert with the Company entering into the technology assignment with the patent application holder, the Company simultaneously entered into a release agreement with the entity owned by the CEO of the Company which released all rights and claims the entity owned by the CEO had to the patent applications. As consideration for the release all rights and claims, the entity owned by the CEO of the company received a non-refundable deposit of $7,500. Additionally, if the Company is able to successfully execute the technology assignments agreement, which is to be completed on or before July 31, 2014, the entity owned by the CEO will receive $67,500 within five business days of the execution of the technology assignment agreement. This agreement was extended to pay the entity $17,500 in the event the company closes any new round of debt and/or equity financing of $200,000 or more. Additionally, the company and the entity agreed to extend the July 31, 2014 date to May 28, 2015 and further extended to June 30.2016. The entity owned by the CEO of the Company will also receive a royalty and lump-sum payment on the future commercial product sales similar to the seller of the intellectual property. The initial payment of $7,500 was satisfied in January 2014 and is presented as a related party payable on the balance sheet at December 31, 2013.

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

Michael Soriano did not fulfill his remaining consulting agreement beginning January 2015. Thus, 5,000,000 shares in Soriano’s name were redistributed to: Rudy Campidona (3,700,000 shares), Steve Tuthill (550,000 shares), Harry Langdon (550,000 shares) and Jason Campidonica (200,000 shares).

Consulting Shares
Authorized
Michael Soriano	2,450,000
Steve Tuthill	8,000,000
Jason Campidonica	1,000,000
Red Rock Servicing	6,450,000
John Rosati	150,000
Michael Hensley	150,000
J. Scott Buono	50,000
Harry Tachian	50,000
Rudy Campidonica	44,200,000
Harry L Langdon	8,000,000
Mary O'Hara	3,000,000

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2015

NOTE 7 – NOTES PAYABLE,$

Notes payable consist of the following for the periods ended;	12/31/2015	12/31/2014

Promissory note from a third party dated November 29, 2013 with interest rate stated at 10%. Interest and principal due at December 1, 2014.An extension was signed with principal and Interest due July 30, 2015; it was further extended to March 31, 2016 at 12% interest.	$75,000	$75,000

A Revised Promissory Note for an additional $25,000 was signed in December 2014 with principal and interest (10%) due July 30, 2015; it was further extended to March 31, 2016 at 12% interest.	25,000	25,000

Assumed a $145,000 loan from World Ventures that was held by Royal Bees as part of the Share Exchange Agreement between Royal Bees and Fitweiser Holdings .Interest rate is 6% and is due for both principal and interest May 28, 2015; it was extended to May 28, 2016.	145,000	0

Short term unsecured loan in September 2014 from the CEO to pay $6079 mostly for legal work. It was paid off January 2, 2015.	0	6,079

Total Notes Payable	245,000	106,079

Less Current Portion	245,000	106,079
Long Term Notes Payable	$0	$0

Accrued interest on these notes totaled as of 12/31/15 is $33,321.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting, other than Note 6 above.

NOTE 9 - NOTES RECEIVABLE

There are no notes receivable.

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2015

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

Currently the Company has projected $302,102 as of December 31, 2015 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The net operating loss carry forwards for federal income tax purposes will expire between 2015 and 2029. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 34% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

FITWEISER HOLDINGS, INC.

(FORMERLY ROYAL BEES COMPANY, INC.)

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2015

Components of Net Operating Loss and Valuation allowance are as follows

Net deferred tax assets consist of the following components as of

	12/31/2015	12/31/2014

Deferred tax assets:
Beginning NOL Carryover	$212,201	$32,377

Adjusted Taxable Income(loss)	89,901	179,824

Ending NOL Carryover	302,102	212,201

Tax Benefit Carryforward	102,715	72,148

Valuation allowance	(102,715)	(72,148)

Net deferred tax asset	0	0

Net Valuation Allowance	$(102,715)	$(72,148)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $102,715 at December 31, 2015 and $72,148 at December 31, 2014. The allowance is calculated as equal to the full potential tax benefit of the December 31, 2015 NOL value of $302,102.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2015 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B. SUBSEQUENT EVENTS

The company has had dialogue with a potential reverse merger partner; no definitive documents have been executed.

Technology Assignment Agreements were signed between Fitweiser and

1.Latin West Company dated November 15, 2013

2.Michael P Ross dated November 18, 2013

These Agreements included verbal and written extensions between the Parties. On February 1, 2016, Fitweiser entered into Agreements with each party that replaces any previously verbally or written extensions to include the following:

Technology Assignment Agreement between Michael P. Ross and Fitweiser Dated February 1, 2016

Michael P Ross shall assign all rights to the Technology associated with Strength Quotient Process that includes Patent Application Filings with the US Patent and Trademark Office for a Flat Fee of $10,000 that is due upon a contingent Closing Date that will include a Cash Transaction, which is intended to occur on/before May 31, 2016, but can be automatically extended until August 31, 2016 or the Closing Date whichever occurs first without the need for a new agreement. Any previous Agreements between Ross and Fitweiser are now void.

Technology Assignment Release Extension Agreement between Latin West Company and Fitweiser Dated February 1, 2016

Latin West Company shall assign all rights to the Technology associated with Michael P Ross for a Final Payment Due of $67,500 that is due upon a contingent Closing Date that will include a Cash Transaction, which is intended to occur on/before May 31, 2016, but can be automatically extended until August 31, 2016 or the Closing Date whichever occurs first without the need for a new agreement. Any previous Agreements between Latin West Company and Fitweiser are now void.

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

The following persons constitute all of the Company’s Executive Officers and Directors:

NAME	AGE	POSITION
Rudy Campidonica	60	CEO
Harry L. Langdon	76	CFO
G S. Tuthill	67	Chief Technology Officer

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

ITEM  11. EXECUTIVE COMPENSATION

Narrative Disclosure to Summary Compensation Table

No salaries have been paid to date. Some CEO consulting compensation is accrued. The Company has contingent compensation arrangements based on future funding. There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2015, other than what is described in Note 6 above.

Employment Agreements

The Company has employment agreements that expire in 2016 with its executive officers, but there are no firm salary stipulations.

Director Compensation

The Company’s directors do not receive cash compensation for their services on the board of directors.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2015, the number and percentage of  outstanding shares of common stock  which,  according  to  the  information supplied to us, were beneficially owned by (i) each current director, (ii) each current  executive  officer, (iii) all current directors and executive officers as a  group, and (iv)  each   person  who,  to our knowledge, is the beneficial owner  of more than 5% of our outstanding common  stock. Except as otherwise indicated,  the  persons  named  in  the  table  below  have  sole  voting  and dispositive  power  with  respect  to all shares beneficially owned, subject to community property laws (where applicable).

Class	Beneficial owner			Amount of	Ownership
Type	Name	Title	Address	Ownership	Percentage

Common Stock	Rudy Campidonica	Director	5348 Vegas Drive . Las Vegas, NV 89108	44,200,000	51.48%
Common Stock	Harry Langdon	Director	5348 Vegas Drive . Las Vegas, NV 89108	8,000,000	9.32%
Common Stock	Steve Tuthill	Officer	5348 Vegas Drive . Las Vegas, NV 89108	8,000,000	9.32%
Common Stock	Red Rock Servicing	Investor	8101 W. Flamingo Rd. #2179, Las Vegas NV 89147	7,450,000	8.68%
Common Stock	Vladimir Lyashevskiy	Investor	6049 Paseo Acampo, #257, Carlsbad, CA 92009	10,000,000	11.65%

			Total as Group	77,650,000	90.45%

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

Related transactions are discussed in Note 6 above for fiscal years ended December 31, 2015 and December 31, 2014.

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

•Audit Fees 2014  $7,000

•Audit Fees 2015  $7,000

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

(b)   Reports on Form 8-K, 10-K and 10-Q.

The following reports were filed during the period covered by this audit:

•8-K filed June 3, 2014

•8-KA amended July 28, 2014

•10-Q filed August 19, 2014

•10-Q filed November 12, 2014

•10-K filed March 30, 2015

•10-Q filed May 7, 2015

•10-Q filed August 7, 2015

•10-Q filed November 5, 2015

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

                  18 U.S.C. Section 1350

32.2             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to

                  18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th  day of March, 2016.

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

Signature                           Title                              Date

/s/ Rudy Campidonica         CEO             March 18, 2016

---------------------

  Rudy Campidonica

/s/Harry L. Langdon            CFO            March 18, 2016

-----------------

  Harry L. Langdon