Form 10-Q
period 2016-06-30
FITWEISER HOLDINGS, INC.
filed 2016-08-11
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 20160

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2016:   85,855,000

Fitweiser Holdings. Inc.

(Formerly Royal Bees Company, Inc.)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Fitweiser Holdings, Inc.
(Formerly - Royal Bees Company, Inc.)

Balance Sheet

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$10,093	$2,318
Deposits	12,500	12,500
Total Current assets	22,593	14,818
Patents	10,960	10,960
Intangible Assets	155,855	155,855
Total Assets	$189,408	$181,633

Liabilities and Equity

Current liabilities
Accounts payable	$3,500	$0
Related party accounts payable	0	0
Accrued expenses	147,760	119,560
Accrued interest	42,899	33,321
Short term notes payable	260,000	245,000
Total Current Liabilities	454,159	397,881

Commitments and Contingencies - Note 7
Fitweiser Holdings, Inc. Shareholder's Deficit

Common Stock, $0.001 par value; 200,000,000 shares authorized, 85,855,00000 issued and outstanding 6/31/16 & 12/31/150	85,855	85,855
Deficit accumulated during development stage	(350,605)	(302,103)
Total Deficit Fitweiser Holdings, Inc.	(264,750)	(216,248)

Total liabilities and deficit	$189,408	$181,633

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.
(Formerly - Royal Bees Company, Inc.)

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	"Unaudited"	"Audited"	"Unaudited"	"Audited"

Revenues	$0	$0	$0	$0

Operating Expenses	16,351	23,360	38,925	38,960

Net Income(Loss) from Operations	(16,351)	(23,360)	(38,925)	(38,960)

Other Income (Expense):
Interest Expense	(5606)	(4,723)	(9,578)	(9,398)

Net Income(Loss) Before Income Taxes	(21,957)	(28,083)	(48,503)	(48,358)

Tax Expense	0	0	0	0

Net Income(Loss)	$(21,957)	$(28,083)	$(48,503)	$(48,358)

Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted average no. of shares outstanding	85,855,000	85,855,000	85,855,000	85,855,000

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.
(Formerly Royal Bees Company, Inc.)

Statement of Cash Flows

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
	(Unaudited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(21,957)	$(26,547)
Common stock issued for services	0	0

Increase (decrease) in new loan	15,000	0
Increase(decrease) in accounts payable	(3,500)	7,000
Increase(decrease) in accounts payable related party	0	0
Increase(decrease) in accrued expenses	14,100	14,100
Increase(decrease) in accrued interest	5,606	3,972
Net cash used in operating activities	9,249	(1,475)
Cash flows from investing activities:
Acquisition of intangible assets	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
Proceeds of sale of common stock	0	0
Net cash provided(used) by financing activities	0	0

Increase in cash and equivalents	9,249	(1,475)

Cash and cash equivalents at beginning of period	844	2,318

Cash and cash equivalents at end of period	$10,093	$844

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.
(Formerly Royal Bees Company, Inc.)

Statement of Cash Flows – Continued

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued	$0	$0

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

No items of Other Comprehensive Income and Loss

The Company has no items of other comprehensive income loss for the period from November 14, 2013 (inception) to June 30, 2016. Therefore, the net loss as presented in the Company’s Statement Operations equals comprehensive loss.

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

Intangible Assets – Short Term Note and Royal Bees Stock

As part of the Share Exchange Agreement with Royal Bees, the Company inherited a short term note for $145, 000 payable in cash no later than May 28, 2015; the annual interest is 6% and is payable at the same time the note is retired, with interest accrued monthly.  The Company sent a letter to World Ventures in June 2015 requesting an extension of the loan to June 30, 2016, with the provision that if the Company did not get a response in writing by July 31, 2015, it is the understanding of Fitweiser Holdings that the loan is extended until June 30, 2016; no response was received as of July 31, 2015. The Company sent a letter to World Ventures in June 2016 again requesting an extension of the loan to June 30, 2017, with the provision that if the Company did not get a response in writing by July 31, 2016, it is the understanding of Fitweiser Holdings that the loan is extended until June 30, 2017; no response was received as of July 31, 2016

The Company has the option to satisfy the $145, 000 payable with 725,000 shares ($0.20 per share) of post-Merger common stock of the Company.

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

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments at June 30, 2016 consist principally of short term instruments which are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of these liabilities based on the effective yields of similar obligations. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has not established any revenue source and has incurred operating losses, and as of June 30, 2016 the Company had a working capital deficit of $428,066 and an accumulated deficit of $350,605. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	6/30/2016	6/30/2015
U.S statutory rate	35%	35%
Less valuation allowance	-0.35%	-0.35%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	6/30/2016	6/30/2015
Deferred tax assets
Net operating losses	$350,605	$260,559
Deferred tax liability	-
Net deferred tax assets	122,712	91, 196
Less valuation allowance	(122,712)	(91,196)
Deferred tax asset - net valuation allowance	$-	$-

The Company has a net operating loss carryover of approximately $350,605 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2013.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 14, 2013 (inception) through June 30, 2016, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

5.

Short Term Note Payable

On November 29, 2013, the company issued an unsecured promissory note payable to an individual for $75, 000. The note payable bears interest at 10 % per annum and all principal and accrued interest is due on December 1, 2014; the note was extended to July 20, 2015 and further extended to June 30, 2016. Since the term of the note payable is less than 12 months, the entire amount of the principal and accrued interest is presented as a current liability. A Revised Promissory Note for an additional $25,000 was signed in December 2014 with principal and interest (10%) until March 31, 2016 at which time the interest is increased to 12% for both loans. A new loan was extended to June 30, 2016 and again until June 30, 2017 with an automatic extension for another 90 days. At June 30, 2016 accrued interest on the both note payables is $23,834.

The note payable contains language which indicates that both parties have discussed in principal the terms of a conversion provision to the note payable, but only in the event that both parties execute a separate agreement. Until such an agreement is executed. The note payable is not convertible into common stock of the Company.

On November 15, 2013 the company issued a note for $67,500 in the purchase of assets for its intangible asset portfolio. This note has no stated interest rate and was payable by July 31, 2014. This agreement was extended to pay the entity $17,500 in the event the company closes any new round of debt and/or equity financing of $200,000 or more. Additionally, the company and the entity agreed to extend the July 31, 2014 date to May 28, 2015 and further extended to August 31, 2016.

On May 28, 2014, the company, in a Share Exchange Agreement with Royal Bees Company, Inc. (whereby the surviving entity was Fitweiser Holdings, Inc). took over an unsecured promissory note payable to World Venture for $145,000. The note payable bears interest at 6% per annum and all principal and accrued interest is due on May 28, 2015. Since the term of the note payable is 12 months old, the entire amount of the principal and accrued interest is presented as a current liability.  See Paragraph 2. Intangible Asset- Short Term Note and Royal Bees Stock regarding an extension of the Note) At June 30, 2016 accrued interest on the note payable is $18,815.

In the third quarter, Rudy Campidonica, CEO, paid two invoices to two vendors for legal fees on behalf of the company totaling $5,526.00 with the promise by the company to reimburse him by December 31, 2014; this was done on January 2, 2015.

On April 8, 2016, the company issued a short term promissory note for $15,000 payable to Richard Villa with interest at 8% per annum with principal and interest due in full no later than June 30, 2017.

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

In July 2014, the CEO consulting agreement was extended to May 21, 2015 and further extended to August 31, 2016. Some provisions are to defer or pay the CEO for his consulting services and health benefits depending on how and when financing can be secured.

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

During January of 2014 the company completed the following related party transactions which were classified as expense by the company. In July 2014, the consulting agreements for Soriano, Tuthill, Jason Campidonica, Red Rock Servicing, Langdon, and O’Hara were extended from January 31, 2015 to May 28, 2015, with some provisions to pay the consultants in stock in the event that the company has not completed a Qualified Round of Financing of $1,500,000 or more by January 31, 2015; these provisions were not exercised by the company. The consulting agreements for Tuthill, Jason Campidonica and Langdon were extended to August 31, 2016.

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

Results of Operations – Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

We have experienced losses since inception.  We generated $0 in revenues from operations during the three-month period ended June 30, 2016.  For the three months ended June 30, 2016, our expenses were $16,351 plus accrued interest of $5,606, giving us a net loss for the three months ended June 30, 2016 of $21,957. Consulting fees of $9,000 were largest expenses during this period.

During the three months ended June 30, 2015, we generated no revenue and had expenses of $23,360 plus accrued interest of $4,723, giving us a net loss of $28,083. Consulting and Accounting fees of $17,885 were the largest expenses during this period.

Results of Operations – Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

We have experienced losses since inception.  We generated $0 in revenues from operations during the six-month period ended June 30, 2016.  For the six months ended June 30, 2016, our expenses were $38,925 plus accrued interest of $9398, giving us a net loss for the six months ended June 31, 2016 of $48,503. Consulting and Accounting fees of $26,460 were the largest expenses during this period.

During the six months ended June 30, 2015, we generated no revenue and had expenses of $38,960 plus accrued interest of $9,398, giving us a net loss of $48,358. Consulting and Accounting fees of $28,385 were the largest expenses during this period.

Liquidity and Capital Resources

We have $10,093 cash on hand as of June 30, 2016. Our current liabilities are $454,159 which includes $42,899 in accrued interest, and $260,000 in notes payable, and our current assets and deposits are $22,593 leaving us with a working capital deficit of $431,566. With our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

Date: August 11, 2016

By: /s/ Rudy Campidonica

Rudy Campidonica, CEO