Form 10-Q
period 2016-09-30
FITWEISER HOLDINGS, INC.
filed 2016-11-10
CIK 1540334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2016:   85,855,000

Fitweiser Holdings. Inc.

(Formerly Royal Bees Company, Inc.)

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

Balance Sheet

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents	$4,412	$2,318
Deposits	12,500	12,500
Total Current assets	16,912	14,818
Patents	10,960	10,960
Intangible Assets	155,855	155,855
Total Assets	$183,727	$181,633

Liabilities and Equity

Current liabilities
Accounts payable	$0	$0
Related party accounts payable	0	0
Accrued expenses	161,860	119,560
Accrued interest	48,642	33,321
Short term notes payable	260,000	245,000
Total Current Liabilities	470,502	397,881

Commitments and Contingencies - Note 7
Fitweiser Holdings, Inc. Shareholder's Deficit

Common Stock, $0.001 par value; 200,000,000 shares authorized, 85,855,000 issued and outstanding 9/31/16 & 12/31/15	85,855	85,855
Deficit accumulated during development stage	(372,630)	(302,103)
Total Deficit Fitweiser Holdings, Inc.	(286,775)	(216,248)
Total liabilities and deficit	$183,727	$181,633

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.
(Formerly - Royal Bees Company, Inc.)
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	"Unaudited"	"Audited"	"Unaudited"	"Audited"

Revenues	$0	$0	$0	$0

Operating Expenses	16,281	15,025	55,206	53,985

Net Income(Loss) from Operations	(16,281)	(15,025)	(55,206)	(53,985)

Other Income (Expense):
Interest Expense	(5,744)	(5,139)	(15,322)	(14,537)

Net Income(Loss) Before Income Taxes	(20,025)	(20,164)	(70,528)	(68,522)

Tax Expense	0	0	0	0

Net Income(Loss)	$(22,025)	$(20,164)	$(70,528)	$(68,522)

Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted average no. of shares outstanding	85,855,000	85,855,000	85,855,000	85,855,000

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

Statement of Cash Flows

	For the Nine Months Ended Sept 30, 2016	For the Nine Months Ended Sept. 30, 2015
	(Unaudited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(70,528)	$(68,522)
Common stock issued for services	0	0
(Increase) decrease in other fixed assets	0	8,366
(Increase) decrease in patent assets	0	(10,960)
Increase (decrease) in new loan	15,000	0
Increase(decrease) in accounts payable	0	(1,864)
Increase(decrease) in short note payable	0	(6,079)
Increase(decrease) in accrued expenses	42,300	43,260
Increase(decrease) in accrued interest	15,323	14,537
Net cash used in operating activities	72,622	(47,260)
Cash flows from investing activities:
Acquisition of intangible assets	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
Proceeds of sale of common stock	0	0
Net cash provided(used) by financing activities	0	0

Increase in cash and equivalents	2,095	(21,262)

Cash and cash equivalents at beginning of period	2,318	25,554

Cash and cash equivalents at end of period	$4,412	$4,292

"The accompanying notes are an integral part of these financial statements"

Fitweiser, Inc.

(Formerly Royal Bees Company, Inc.)

Statement of Cash Flows – Continued

	For the Three Months Ended Sept. 30, 2016	For the Three Months Ended Sept. 30, 2015
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued	$0	$0

"The accompanying notes are an integral part of these financial statements"

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

Notes to the Financial Statements

1.

Description of the Company

Description of Development Stage Operations

Fitweiser, Inc. was incorporated on November 14, 2013 in the state of Nevada.  It completed a Share Exchange Agreement with Royal Bees Company, Inc. (Royal Bees), a Nevada corporation wherein Royal Bees exchanged approximately 83 % of its total issued and outstanding common stock for 100% of Fitweiser Inc. issued and outstanding common stock in a tax free exchange on May 28, 2014. The surviving company changed its name to Fitweiser Holdings, Inc. (the “Company”, “We”, “Our”). The Company is a developing stage entity that is engaged in the development and monetization of intellectual property worldwide. The Company’s Intellectual property (IP) portfolio consist of in-process patent applications and an agreement to acquired patents covering analog and digital wireless communications and telecom, mobile technologies, security strategies and internet search and storage for business, consumer and government clientele. The Company’s patent applications are being developed internally. The company filed for three patents during the third quarter 2014. The patents were issued in the third quarter 2015.

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

No items of Other Comprehensive Income and Loss

The Company has no items of other comprehensive income loss for the period from November 14, 2013 (inception) to September 30, 2016. Therefore, the net loss as presented in the Company’s Statement Operations equals comprehensive loss.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  At September 30, 2016, the Company did not have any potentially dilutive common shares.

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

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments at September 30, 2016 consist principally of short term instruments which are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of these liabilities based on the effective yields of similar obligations. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has not established any revenue source and has incurred operating losses, and as of September 30, 2016 the Company had a working capital deficit of $453,590 and an accumulated deficit of $372,630. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	9/30/2016	9/30/2015
U.S statutory rate	35%	35%
Less valuation allowance	-0.35%	-0.35%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	9/30/2016	9/30/2015
Deferred tax assets
Net operating losses	$372,630	$350,605
Deferred tax liability	-
Net deferred tax assets	130,420	122,712
Less valuation allowance	(130,420)	(122,712)
Deferred tax asset - net valuation allowance	$-	$-

The Company has a net operating loss carryover of approximately $372,630 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2013.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 14, 2013(inception) through September 30, 2016, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

5.

Short Term Note Payable

On November 29, 2013, the company issued an unsecured promissory note payable to an individual for $75, 000. The note payable bears interest at 10 % per annum and all principal and accrued interest is due on December 1, 2014; the note was extended to July 20, 2015 and further extended to June 30, 2016. Since the term of the note payable is less than 12 months, the entire amount of the principal and accrued interest is presented as a current liability. A Revised Promissory Note for an additional $25,000 was signed in December 2014 with principal and interest (10%) until March 31, 2016 at which time the interest is increased to 12% for both loans. A new loan was extended to June 30, 2016 and again until June 30, 2017 with an automatic extension for another 90 days. At September 30, 2016 accrued interest on the both note payables is $26,834.

The note payable contains language which indicates that both parties have discussed in principal the terms of a conversion provision to the note payable, but only in the event that both parties execute a separate agreement. Until such an agreement is executed. The note payable is not convertible into common stock of the Company.

On May 28, 2014, the company, in a Share Exchange Agreement with Royal Bees Company, Inc. (whereby the surviving entity was Fitweiser Holdings, Inc). took over an unsecured promissory note payable to World Venture for $145,000. The note payable bears interest at 6% per annum and all principal and accrued interest is due on May 28, 2015. Since the term of the note payable is 12 months old, the entire amount of the principal and accrued interest is presented as a current liability.  See Paragraph 2. Intangible Asset- Short Term Note and Royal Bees Stock regarding an extension of the Note) At September 30, 2016 accrued interest on the note payable is $21,259.

On April 8, 2016, the company issued a short term note for $15,000 to Richard Villa with interest at 8% per annum with principal and interest due in full no later than June 30, 2017.

6.

Related Party Transactions

Sale of Common Stock

Upon incorporation, the founder of the Company, who is also the CEO and Chairman, purchased 500,000 shares of the company’s common stock for a total of $500 at a per share cash price of $0.001. On February 18, 2014 Red Rock Servicing purchased 1,000,000 shares of the company’s common stock for a total $1,000 at a per share cash price of $0.001.

In July 2014, the CEO consulting agreement was extended to May 21, 2015 and further extended to August 31, 2016 and subsequently extended indefinitely, with a yearly review. Some provisions are to defer or pay the CEO for his consulting services and health benefits depending on how and when financing can be secured.

The Company accrued $1700.00 each month beginning July 2014 through September 30, 2016 for the CEO’s health insurance premiums. To date, the accrual is $45,900. This accrual will continue while his contract is effective.

Fitweiser Holdings, Inc.

(Formerly - Royal Bees Company, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

Technology Assignment Release Agreement between Latin West Company and Fitweiser

As discussed in Note 7, the Company has agreed to the terms of a Technology Assignment Agreement with an individual who is the owner of two patent applications which will be treated as purchased intangible assets upon its completion. The Technology Assignment Agreement was originally negotiated by an entity owned by the CEO of the Company, which is a related party. As consideration for negotiating the agreement, and in concert with the Company entering into the technology assignment with the patent application holder, the Company simultaneously entered into a release agreement with the entity owned by the CEO of the Company which released all rights and claims the entity owned by the CEO had to the patent applications. As consideration for the release all rights and claims, the entity owned by the CEO of the company received a non-refundable deposit of $7,500. Additionally, if the Company is able to successfully execute the Technology Assignment Agreement, which is to be completed on or before July 31, 2014, the entity owned by the CEO will receive $67,500 within five business days of the execution of the technology assignment agreement. This agreement was extended to pay the entity $17,500 in the event the company closes any new round of debt and/or equity financing of $200,000 or more. Additionally, the company and the entity agreed to extend the July 31, 2014 date to May 28, 2015 and further extended to June 30, 2016 and extended to August 31, 2017. As of February 1, 2016, the Final Payment of $67,500 is due upon a Closing Date that will include a Cash Transaction, which is intended to occur on/before May 31, 2016, but can be automatically extended until August 31, 2016 and subsequently extended to August 31, 2017, or the Closing Date whichever occurs first without the need for a new agreement. Any previous Agreements between the individual and Fitweiser are now void. (See 7. Commitments and Contingencies)

During January of 2014 the company completed the following related party transactions which were classified as expense by the company. In July 2014, the consulting agreements for Soriano, Tuthill, Jason Campidonica, Red Rock Servicing, Langdon, and O’Hara were extended from January 31, 2015 to May 28, 2015, with some provisions to pay the consultants in stock in the event that the company has not completed a Qualified Round of Financing of $1,500,000 or more by January 31, 2015; these provisions were not exercised by the company. The consulting agreements for Tuthill, Jason Campidonica and Langdon were extended to August 31, 2016 and subsequently extended indefinitely, with a yearly review.

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

7.

Commitments and Contingencies

Technology Assignment Agreement

The Company has agreed to the terms of a Technology Assignment Agreement with an individual who is the owner of two patent applications relating to technology for resistance exercise equipment. The agreement is contingent on the Company executing a first round of financing no later than July 31, 2014. The agreement has been updated from time to time. On February 1, 2016, the individual assigned his rights to one of the patents for a flat fee of $10,000 that is due upon a Closing Date that will include a cash transaction, which is intended to occur on/before May 31, 2016, but can be automatically extended until August 31, 2016 and then August 31, 2017, or the Closing Date whichever occurs first without the need for a new Technology Assignment Agreement. Any previous Agreements between the individual and Fitweiser are now void.

On November 15, 2013 the company issued a note for $67,500 in the purchase of assets for its intangible asset portfolio. This note has no stated interest rate and was payable by July 31, 2014. This agreement was extended to pay the entity $17,500 in the event the company closes any new round of debt and/or equity financing of $200,000 or more. Additionally, the company and the entity agreed to extend the July 31, 2014 date to May 28, 2015 and further extended to August 31, 2016 and subsequently extended to August 31, 2017.

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

Results of Operations – Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

We have experienced losses since inception.  We generated $0 in revenues from operations during the three-month period ended September 30, 2016.  For the three months ended September 30, 2016, our expenses were $16,281 plus accrued interest of $5,744, giving us a net loss for the three months ended June 30, 2016 of $22,025. Consulting fees of $9,000 were largest expenses during this period.

During the three months ended September 30, 2015, we generated no revenue and had expenses of $15,025 plus accrued interest of $5,139, giving us a net loss of $20,164. Consulting and Accounting fees of $9,925 were the largest expenses during this period.

Results of Operations – Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

We have experienced losses since inception.  We generated $0 in revenues from operations during the nine-month period ended September 30, 2016.  For the nine months ended September 30, 2016, our expenses were $55,201 plus accrued interest of $15,322, giving us a net loss for the nine months ended September 30, 2016 of $70,528. Consulting and Accounting fees of $37,335 were the largest expenses during this period.

During the nine months ended June 30, 2015, we generated no revenue and had expenses of $53,985 plus accrued interest of $14,537 giving us a net loss of $68,522. Consulting and Accounting fees of $38,310 were the largest expenses during this period.

Liquidity and Capital Resources

We have $4,412 cash on hand as of September 30, 2016. Our current liabilities are $470,502 which includes $48,642 in accrued interest, and $260,000 in notes payable, and our current assets and deposits are $16,912 leaving us with a working capital deficit of $453,590. With our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

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

Date: November 10, 2016

By: /s/ Rudy Campidonica

Rudy Campidonica, CEO